Form 10-Q
period 2016-02-29
Hemp Naturals, Inc.
filed 2017-02-21
CIK 1664038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2016

Commission File No: 000-55590

HEMP NATURALS, INC.
(Exact Name of Registrant As Specified In Its Charter)

Delaware	47-5604166
(State or other jurisdiction of incorporation or organization)	IRS I.D.

16950 North Bay Road, Suite 1803 Sunny Isles Beach, Florida 33160	(47) 301-8431
(Address of principal executive offices)	(Issuer’s telephone number)

(360) 470-8634
(Name, address and telephone number of agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 21, 2017, the Company had outstanding 14,005,983 shares of its common stock, par value $0.0001.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

TABLE OF CONTENTS

HEMP NATURALS, INC.
INDEX

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	F1

Balance Sheets at February 29, 2016 (unaudited) and November 30, 2015		F1

Statements of Operations for the Three Months ended February 29, 2016 (unaudited)		F2

Statements of Cash Flows for the Three Months ended February 29, 2016 (unaudited)		F3

Notes to Unaudited Financial Statements		F4-F8

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	4

ITEM 4	CONTROLS AND PROCEDURES	4

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	5

ITEM 1A	RISK FACTORS	5

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	5

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	5

ITEM 4	MINE SAFETY DISCLOSURES	5

ITEM 5	OTHER INFORMATION	5

ITEM 6	EXHIBITS	5

SIGNATURES		6

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HEMP NATURALS, INC.
BALANCE SHEETS
(Unaudited)

	February 29, 2016	November 30, 2015
ASSETS
Current Assets
Cash	$60	$100
Total Current Assets	60	100

TOTAL ASSETS	$60	$100

LIABILITIES & STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities
Accrued Expenses	-	3,099
Total Current Liabilities	-	3,099

TOTAL LIABILITIES	-	3,099

Stockholders’ Equity/(Deficit)
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of February 29, 2016 and November 30, 2015	-	-

Common stock , $.0001 par value, 500,000,000 shares authorized, 12,200,000 shares issued and outstanding as of February 29, 2016 and November 30, 2015, respectively	1,220	1,220
Additional Paid in Capital	13,199	10,100
Accumulated Deficit	(14,359)	(14,319)

Total Stockholders’ Equity/(Deficit)	$60	$(2,999)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY/(DEFICIT)	$60	$100

The accompanying notes are an integral part of these unaudited financial statements.

HEMP NATURALS, INC.
STATEMENT OF OPERATIONS
(Unaudited)

Three Months Ended February 29, 2016
Revenues	$-
Total Revenues	-
General & Administrative Expenses
Organization and Related Expenses	40
Total General & Administrative Expenses	40
Net Loss	$(40)
Basic and Diluted Net Loss Per Common Share	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	12,200,000

The accompanying notes are an integral part of these unaudited financial statements.

HEMP NATURALS, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

Three Months Ended February 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	3,099

Changes in current assets and liabilities:
Accrued expenses	(3,099)

Net cash provided used in operating activities	(40)

Net decrease in cash and cash equivalents	(40)
Cash and cash equivalents at beginning of year	100
Cash and cash equivalents at end of year	60

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these unaudited financial statements.

Hemp Naturals, Inc.
Notes to the unaudited financial statements

Note 1 – Organization and Description of Business

Hemp Naturals, Inc. (the Company) was incorporated under the laws of the State of Delaware on November 13, 2015. The Company intends to offer consumer goods that are made of industrial hemp and/or the non-psychoactive ingredients of the cannabis plant.

The Company has elected November 30th as its year end.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's unaudited interim financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the unaudited interim financial statements. While the information presented in the accompanying interim financial statements for the three months ended February 29, 2016 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The accompanying unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements (and notes thereto) for the period from November 13 (date of inception) to November 30, 2015 included elsewhere in the Company’s Form 1-A filed with the SEC on January 29, 2016. Operating results for the three months ended February 29, 2016 are not necessarily indicative of the results that can be expected for the year ending November 30, 2016.”

Use of Estimates

The preparation of unaudited interim financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at February 29, 2016 and November 30, 2015 were $60 and $100, respectively.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Note 3 – Going Concern

The Company’s unaudited interim financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these unaudited interim financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios.

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital. There is no assurance that management's plan will be successful.

The unaudited interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 4 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of February 29, 2016.

Note 5 – Stockholders’ Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has no shares of preferred stock issued and outstanding as of February 29, 2016 and November 30, 2015.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 12,200,000 shares of common stock issued and outstanding as of February 29, 2016 and November 30, 2015.

The Company does not have any potentially dilutive instruments as of February 29, 2016 and, thus, anti-dilution issues are not applicable.

Pertinent Rights and Privileges
Holders of shares of Common Stock are entitled to one vote for each share held to be used at all stockholders’ meetings and for all purposes including the election of directors. Common Stock does not have cumulative voting rights. Nor does it have preemptive or preferential rights to acquire or subscribe for any unissued shares of any class of stock.

Holders of shares of Preferred Stock are entitled to voting rights where every one share of Preferred Stock has voting rights equal to one hundred shares of Common Stock.

Additional Paid In Capital

During the three months ended February 29, 2016, our CEO contributed and paid expenses on behalf of the company for a combined $2,599 which is recorded as additional paid in capital. A shareholder also paid operating expenses totaling $500 which are recorded as additional paid in capital.

Note 6 – Related-Party Transactions

Contributed Capital

As of February 29, 2016, our CEO has provided the Company contributed capital totaling $2,599 and a shareholder has provided the Company contributed capital totaling $500.

Equity

On November 18, 2015 the Company issued 6,000,000 shares of restricted common stock to Levi Jacobson and 6,000,000 shares of restricted common stock to Maryna Bleier. The shares were issued in exchange for developing the Company’s business plan. The fair value of the shares issued as compensation was $0.0001 per share. The Company recorded $1,200 in stock based compensation for management services.

Note 7 – Subsequent Events

In March and April of 2016, a total of 1,805,983 shares of common stock at par value of $.0001 were sold to 37 purchasers for cash of $55,030, our CEO has provided the Company contributed capital in the form of cash and payment of expenses on behalf of the Company totaling $1,680 and a shareholder has provided the Company contributed capital totaling $350.

Our Secretary contributed rental space to the Company at $5,000/month from July 1, 2016, which is recorded as additional paid in capital.

In December 2016, the CEO and Secretary of the Company were compensated $20,000 and $15,000 respectively in cash for payment of future services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited interim financial statements.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Critical Accounting Policies and Estimates

Our unaudited interim financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our unaudited interim financial statements.

We believe the following is among the most critical accounting policies that impact our unaudited interim financial statements. We suggest that our significant accounting policies, as described in our unaudited interim financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Accounting Standard Codification ("ASC") Topic 605

We recognize revenue in accordance with ASC Topic 605, “Revenue Recognition” when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Overview

First Quarter Result of Operations
We have generated no revenue for the three months ended February 29, 2016.

Expense Overview
Expenses for first quarter consisted of SG&A operating expenses. General and Administrative expenses mainly consist of organization and related expenses. General and Administrative expenses for the three months ended February 29, 2016 were $40.

Net loss
Net loss for the three months ended February 29, 2016 was $40.

Liquidity and Capital Resources

Cash and Cash Equivalents
Our cash and cash equivalents at the beginning of the three month period ended February 29, 2016 was $100 and decreased to $60 at the end of the period.

Operating Activities
Operating activities used $40 in cash for the three months ended February 29, 2016. The decrease was due to net loss in the quarter.

Liabilities
Liabilities, consisting solely of accrued expenses, at the beginning of the three month period ended February 29, 2016 were $3,099 and decreased to $0 at the end of the period. The accrued expenses consisted primarily of professional fees. The Company maintained no other liabilities during this period.

Working Capital
Our working capital was ($2,999) and $60 on November 30, 2015 and February 29, 2016, respectively.

Going Concern

The Company’s unaudited interim financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these unaudited interim financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios.

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital. There is no assurance that management's plan will be successful.

The unaudited interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “ smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of February 29, 2016 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms. Through the use of external consultants and the review process, management believes that the unaudited interim financial statements and other information presented herewith are materially correct.

Changes in Internal Control over Financial Reporting

During the quarter ended February 29, 2016, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “ smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to unaudited interim Financial Statements, tagged as blocks of text. (1)

(1)
Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Hemp Naturals Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMP NATURALS INC.

Dated: February 21, 2017	By:	/s/ Levi Jacobson
Levi Jacobson
Chief Executive Officer, Chief Financial Officer, Director