Form 10-Q
period 2016-08-31
Hemp Naturals, Inc.
filed 2017-02-21
CIK 1664038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2016

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

TABLE OF CONTENTS
HEMP NATURALS, INC.
INDEX

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	F1

Balance Sheets at August 31, 2016 (unaudited) and November 30, 2015		F1

Statements of Operations for the Three and Nine Months ended August 31, 2016 (unaudited)		F2

Statements of Cash Flows for the Nine Months ended August 31, 2016 (unaudited)		F3

Notes to Unaudited Financial Statements		F4-F8

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	4

ITEM 4	CONTROLS AND PROCEDURES	4

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	5

ITEM 1A	RISK FACTORS

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	5

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	5

ITEM 4	MINE SAFETY DISCLOSURES	5

ITEM 5	OTHER INFORMATION	5

ITEM 6	EXHIBITS	5

SIGNATURES		6

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HEMP NATURALS, INC.
BALANCE SHEETS
(Unaudited)

	August 31, 2016	November 30, 2015
ASSETS
Current Assets
Cash	46,066	100
Deposits	1,530	-
Inventory	999	-
Total Current Assets	48,595	100

TOTAL ASSETS	$48,595	$100

LIABILITIES & STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities
Accrued Expenses	-	3,099
Total Current Liabilities	-	3,099

TOTAL LIABILITIES	-	3,099

Stockholders’ Equity/(Deficit)
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of August 31, 2016 and November 30, 2015	-	-

Common stock , $.0001 par value, 500,000,000 shares authorized, 14,005,983 and 12,200,000 shares issued and outstanding as of August 31, 2016 and November 30, 2015, respectively	1,401	1,220
Additional Paid in Capital	80,078	10,100
Accumulated Deficit	(32,884)	(14,319)

Total Stockholders’ Equity/(Deficit)	$48,595	$(2,999)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY/(DEFICIT)	$48,595	$100

The accompanying notes are an integral part of these unaudited financial statements.

-F1-

HEMP NATURALS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended August 31, 2016	Nine Months Ended August 31, 2016
Revenues	$-	$-
Total Revenues	-	-
General & Administrative Expenses
Organization and Related Expenses	10,051	12,215
Professional fees	-	6,350
Total General & Administrative Expenses	10,051	18,565
Net Loss	$(10,051)	$(18,565)
Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	14,005,983	13,000,864

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

HEMP NATURALS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended August 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,565)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	13,449

Changes in current assets and liabilities:
Deposits	(1,530)
Inventory	(999)
Accrued expenses	(3,099)
Net cash provided used in operating activities	(10,744)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	55,030
Contributions from related party	1,680
Net cash provided by financing activities	56,710

Net increase in cash and cash equivalents	45,966
Cash and cash equivalents at beginning of year	100
Cash and cash equivalents at end of year	46,066

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's unaudited interim financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the unaudited interim financial statements. While the information presented in the accompanying interim financial statements for the three and nine months ended August 31, 2016 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The accompanying unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements (and notes thereto) for the period from November 13 (date of inception) to November 30, 2015 included elsewhere in the Company’s Form 1-A filed with the SEC on January 29, 2016. Operating results for the three and nine months ended August 31, 2016 are not necessarily indicative of the results that can be expected for the year ending November 30, 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at August 31, 2016 and November 30, 2015 were $46,066 and $100, respectively.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

-F4-

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

-F5-

Note 4 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Office Space
The Company contracted the use of 3,000 square feet of space owned by our Secretary, Maryna Bleier, who has been and will be contributing the space, valued at $5,000 per month, to the Company as additional paid-in capital July 1, 2016 until July 1, 2028. Beginning July 1, 2028, the Company is obligated to pay $5,000 monthly for the use of their office space per the terms of the rental contract.

Note 5 – Stockholders’ Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has no shares of preferred stock issued and outstanding as of August 31, 2016 and November 30, 2015.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 14,005,983 and 12,200,000 shares of common stock issued and outstanding as of August 31, 2016 and November 30, 2015, respectively.

The Company does not have any potentially dilutive instruments as of August 31, 2016 and, thus, anti-dilution issues are not applicable.

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

Additional Paid In Capital

During the nine months ended August 31, 2016, our CEO contributed and paid expenses on behalf of the company for a combined $4,279 and two shareholders paid operating expenses totaling $850. These are recorded as additional paid in capital. Also, our Secretary provided $10,000 worth of office space to the company which was recorded as additional paid in capital.

-F6-

Note 6 – Related-Party Transactions

Contributed Capital

As of August 31, 2016, our CEO has provided the Company contributed capital in the form of cash and payment of expenses on behalf of the Company totaling $4,279, our Secretary has provided office space worth $10,000 and two shareholders have provided the Company contributed capital totaling $850.

Equity

On November 18, 2015 the Company issued 6,000,000 shares of restricted common stock to Levi Jacobson and 6,000,000 shares of restricted common stock to Maryna Bleier. The shares were issued in exchange for developing the Company’s business plan. The fair value of the shares issued as compensation was $0.0001 per share. The Company recorded $1,200 in stock-based compensation for management services.

In March and April of 2016, a total of 1,803,983 shares of common stock at par value of $.0001 were sold to 37 purchasers for cash of $55,030.

Note 7 – Subsequent Events

Our Secretary contributed rental space to the Company at $5,000/month, which is recorded as additional paid in capital.

In December 2016, the CEO and Secretary of the Company were compensated $20,000 and $15,000 respectively in cash for payment of future services

-F7-

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

Overview
Third Quarter Result of Operations
Total revenue for the current year third quarter was $0. Third quarter income was $0.

Expense Overview
Expenses for third quarter consisted of SG&A operating expenses. General and Administrative expenses mainly consist of organization and related expenses and professional fees. General and Administrative expenses for the three and nine months ended August 31, 2016 were $10,051 and $18,565 respectively.

Net loss
Net loss for the three and nine months ended August 31, 2016 was $10,051 and $18,565 respectively.

Liquidity and Capital Resources

Cash and Cash Equivalents
Our cash and cash equivalents as of August 31, 2016 were $46,066 as compared to cash and cash equivalents of $100 as of November 30, 2015. This difference in cash balances is primarily due to the sale of 1,805,983 common shares during the nine months ended August 31, 2016.

Operating Activities
Operating activities used $10,744 of cash during the nine months ended August 31, 2016. Additional paid-in capital by our CEO, secretary and two shareholder provided $13,449, while total changes of $5,628 in deposits, inventory and accrued expenses accounted for the remaining change in operating activities for the period.

Financing Activities
Financing Activities provided $56,710 of cash in the nine months ended August 31, 2016 due to the sale of 1,805,983 shares of common stock.

Working Capital
Our working capital was $(2,999) and $48,595 on November 30, 2015 and August 31, 2016, respectively.

Liabilities
Liabilities were $0 as of August 31, 2016 as compared to $3,099 as of November 30, 2015. The decrease is due to the decrease in accrued expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of August 31, 2016 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms. Through the use of external consultants and the review process, management believes that the unaudited interim financial statements and other information presented herewith are materially correct.

Changes in Internal Control over Financial Reporting

During the quarter ended August 31, 2016, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (1)

(1)
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