Form 10-K
period 2016-11-30
Hemp Naturals, Inc.
filed 2017-02-21
CIK 1664038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2016

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission file number: 000-55590

HEMP NATURALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-5604166 (I.R.S. Employer Identification No.)
16950 North Bay Road, Suite 1803 Sunny Isles Beach, Florida (Address of principal executive offices)	33160 (Zip Code)

Registrant’s telephone number, including area code:   (347) 301-8431

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 30, 2017 was $60,179.49 based on the price at which our common stock was last sold, $0.03 per share, on November 23, 2016.

The number of shares outstanding of the issuer’s classes of Common Stock as of February 21, 2017 was 14,005,983.

HEMP NATURALS, INC.
FORM 10-K
For the Year Ended November 30, 2016

PART I

ITEM 1.  BUSINESS

When used in this Form 10-K, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Hemp Naturals, Inc. expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-K. Readers should carefully review the risk factors described  in  other  documents  the Company files from time  to  time  with  the  Securities  and Exchange Commission,  including  the Quarterly Reports on Form 10-Q to be filed  by the Company subsequent to this Annual Report on Form 10-K and any Current Reports  on  Form 8-K filed by the Company.

Background

Hemp Naturals, Inc., a Delaware corporation (“the Company”) was incorporated on November 13, 2015 under the laws of the state of Delaware. We have performed limited business operations and have generated no revenue to date.

Our Business

Hemp Naturals, Inc. is an early stage company that plans to research, develop, acquire and sell products made of industrial hemp. While the company will have a wide range of products and supplementary goods to go with our primary line up, the focus will be, at least initially, upon clothing made out of industrial hemp. Our additional products may include, but not be limited to, nutritional hemp health supplements, hemp shakes and/or foods, and beauty supply products with hemp as the key ingredient.

One of the keys to the success of our future business will be establishing positive and long lasting relationships with companies which manufactures products made out of industrial hemp. If we can acquire these products wholesale and at low prices, we will be able to subsequently resell them under the Hemp Naturals name to the general population at a significant profit. Of course, this depends upon our ability to forge these long lasting and positive relationships with, as of yet, unidentified manufacturers. Currently, the company has no products or goods for sale.

The growing demand and need for hemp products gives us an ideal environment in which to enter the already competitive hemp industry. As the demand grows, and indeed it has continued to grow steadily over the past several years, so too does the need for high quality goods. Through an aggressive marketing plan which will primarily utilize social media, but may also rely on print media, radio spots, and other as of yet unnamed methods, we aim to become the first retailer that enters an individual’s mind when they think of hemp goods.

There has been some controversy surrounding industrial hemp, due to the fact that it comes from the same plant as marijuana. Due to these concerns, and the illegal nature of the sale of marijuana in the majority of states within the United States, Hemp Naturals, Inc. plans to follow all federal regulations and statutes pertinent to the sale of hemp-based goods. Hemp Naturals does not intend to import or export any products containing THC. The U.S. Customs Service has a “zero tolerance standard” for the importation of industrial hemp, meaning that a product cannot have any potentially dangerous substances contained in it or it will be considered adulterated and unfit for human consumption, and thus illegal to possess or use per U.S. Federal Law. In 2001 the DEA elaborated on this and clarified that any product with any quantity of THC in it at all cannot be imported into the United States. Since no hemp based products containing THC are legally permitted in the United States these products are not allowed to be exported out of the United States either. Because of the strict laws that exist with the U.S. importation and exportation of industrial hemp products our business could be adversely affected and even if our products contain no THC there exists the possibility that any hemp-based products could be deemed illegal if a change in law were to occur. There are no foreign countries, to our knowledge, that have laws which could negatively affect the importation or exportation of our hemp based products since they will not contain any THC.

Business Progress

To date, our operations have consisted of developing our website and producing and distributing hemp-based rolling papers.

We have two part time employees, Levi Jacobson our Chief Executive Officer and Maryna Bleier our Secretary. Currently, both Mr. Jacobson and Ms. Bleier have the flexibility to work on our business up to 25 to 30 hours per week, but are prepared to devote more time if necessary. We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officer and director. During the initial implementation of our business plan, we intend to hire independent consultants to assist in the development and execution of our business operations.

Competition

The industry in which Hemp Naturals, Inc. competes is highly competitive. Many Companies offer hemp-based goods such as clothes, cosmetics, and foods and at competitive prices. As we are small and have very limited resources we may not be able to compete with our larger, better financed competitors. We may also not be able to offer our goods at as low of prices at our competitors, making it difficult to make sales, and increase brand awareness. We will also be in competition with non-hemp-based products.

ITEM 1A.  RISK FACTORS

This item is inapplicable because we are a "smaller reporting company" as defined in Exchange Act Rule 12b-2.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

This item is inapplicable because we are a "smaller reporting company" as defined in Exchange Act Rule 12b-2.

ITEM 2.  PROPERTIES

We do not own any property. Our office space is provided by our Secretary, Maryna Bleier at $5,000 per month which is accounted for as contributed capital.

ITEM 3.  LEGAL PROCEEDINGS

Hemp Naturals, Inc. is not a party to any material pending legal proceeding.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
 Market information and issuance of unregistered securities

There exists no market for the trading of our common stock, par value $0.001 per share (the "Common Stock"). While management believes that our Common Stock may be eligible for a quotation on the Over the Counter Market, there can be no assurance that any such quotation ever is obtained. Moreover, in the event a quotation is obtained, there can be no guarantee that a liquid trading market in our Common Stock will ever develop.

(b)
Holders

As of November 30, 2016, there were approximately 40 record holders of common stock.

(c)
Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)
Equity Compensation Plans

None

(e)
 Company repurchases of common stock during the year ended November 30, 2016

None

(f)
Performance Graphic

The Company is not required to provide a performance graph since it is a "smaller reporting company" as defined in Regulation S-K Rule 10(f).

(g)
Recent Sales of Unregistered Securities
On March 1, 2016, our Offering Statement on Form 1-A was qualified by the Securities and Exchange Commission. During the month of March 2016 an aggregate of 1,805,983 shares of common stock were sold to 37 purchasers at a purchase price of $0.03 per share for an aggregate gross proceeds of $55,030.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to respond to this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Critical Accounting Policies and Estimates

Use of estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

Plan of Operations

We had a loss from operations for the year ended November 30, 2016 of $36,379 including professional fees of $9,115 and organization and related expenses of $27,264. We project we will continue to have losses from operations until such time as we have sales from operations.

There can be no assurance that our efforts to implement our business plan will be successful or that we will obtain revenues or profitability.

Information included in this report includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" and other statements and disclaimers in this report constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

Our activities have mostly been devoted to seeking capital and development of a business plan. Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. We have no bank line of credit available to us. Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan.

Our future operating results are subject to many facilities, including:

●
our success in developing new hemp-based products;

●
the success of marketing and distributing those products;

●
our ability to obtain additional financing; and

●
other risks which we identify in future filings with the SEC.

Any or all of our forward looking statements in this prospectus and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this prospectus.

Contractual Obligations and Off-Balance Sheet Arrangements

We do not have any contractual obligations or off balance sheet arrangements.

Liquidity and Capital Resources

Our accountants have issued, in their audit report, a going concern opinion reflecting a conclusion that our operations may not be able to continue because of a lack of financial resources.

For the year ended November 30, 2016, the Company recorded losses of $36,379, compared to losses of $14,319 for the period from November 13, 2015 (Inception) through November 30, 2015. The change in operating expenses is due to increased organizational and related expenses, which consisted primarily of office rent expense.

For the year ended November 30, 2016, the Company used $10,793 cash in operating activities, compared to $100 used for the period from November 13, 2015 (Inception) through November 30, 2015. The change in cash flow is due to increased operating expenses for the period.

For the year ended November 30, 2016, the Company financing activities provided $56,710, compared to $0 for the period from November 13, 2015 (Inception) through November 30, 2015. The increase in 2016 was primarily due to sales of our common stock for cash.

	November 30, 2016	November 30, 2015
Cash	$46,017	$100

The increase in cash of $45,917 since the end of fiscal year 2015 was due to sales of our common stock. There are no limitations on our ability to access our cash.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Hemp Naturals, Inc.
Sunny Isles Beach, Florida

We have audited the accompanying balance sheets of Hemp Naturals, Inc. (the “Company”) as of November 30, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended November 30, 2016 and the period from November 13, 2015 (date of inception) through November 30, 2015. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hemp Naturals, Inc. as of November 30, 2016 and 2015, and the results of its operations and its cash flows for the year ended November 30, 2016 and for the period from November 13, 2015 (date of inception) through November 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and no revenues which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

February 17, 2017
/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

HEMP NATURALS, INC.
BALANCE SHEETS
	November 30, 2016	November 30, 2015
ASSETS
Current Assets
Cash	$46,017	$100
Deposits	1,530	-
Inventory	999	-
Total Current Assets	48,586	100

TOTAL ASSETS	$48,586	$100

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued Expenses	$2,765	$3,099
Total Current Liabilities	2,765	3,099

TOTAL LIABILITIES	2,765	3,099

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of November 30, 2016 and 2015	-	-

Common stock , $.0001 par value, 500,000,000 shares authorized, 14,005,983 and 12,200,000 shares issued and outstanding as of November 30, 2016 and 2015, respectively	1,401	1,220
Additional Paid in Capital	95,078	10,100
Accumulated Deficit	(50,698)	(14,319)

Total Stockholders’ Equity (Deficit)	45,781	(2,999)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$48,586	$100

The accompanying notes are an integral part of these financial statements.

HEMP NATURALS, INC.
STATEMENTS OF OPERATIONS

	For the year ended November 30, 2016	For the period from November 13 (date of inception) to November 30, 2015
Operating Expenses
Organization and Related Expenses	27,264	1,319
Professional Fees	9,115	13,000
Total Operating Expenses	36,379	14,319
Net loss	$(36,379)	$(14,319)
Basic and Diluted Net loss Per Common Stock	$(0.00)	$(0.00)
Weighted average number of common stock outstanding – basic and diluted	$13,476,181	$12,015,385

The accompanying notes are an integral part of these financial statements.

HEMP NATURALS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM NOVEMBER 13, 2015 (INCEPTION) THROUGH NOVEMBER 30, 2016

	Common Stock	Par Value Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, November 13, 2015 (date of inception)	-	$-	$-	$-	$-

Issuance of shares for services:
November 18, 2015--Common stock, par value $.0001	12,000,000	1,200	-	-	1,200
November 30, 2015—Common stock, par value $.0001	200,000	20	-	-	20
Contributed expenses from related party	-	-	10,100	-	10,100
Net loss	-	-	-	(14,319)	(14,319)

Balances, November 30, 2015	12,200,000	1,220	10,100	(14,319)	(2,999)

Proceeds from the sale of common shares	1,805,983	181	54,849	-	55,030
Cash contribution from related party	-	-	1,680	-	1,680
Contributed capital from related parties	-	-	28,449	-	28,449
Net loss	-	-	-	(36,379)	(36,379)
Balances, November 30, 2016	14,005,983	$1,401	$95,078	$(50,698)	$45,781

The accompanying notes are an integral part of these financial statements.

HEMP NATURALS, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended November 30,2016	For the period from November 13 (date of inception) to November 30,2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,379)	$(14,319)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	28,449	10,100
Stock based compensation	-	1,220

Changes in current assets and liabilities:
Deposits	(1,530)	-
Inventory	(999)	-
Accrued expenses	(334)	3,099

Net cash provided by (used in) operating activities	(10,793)	100

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	55,030	-
Contributed capital from shareholder	1,680	-
Net cash provided by financing activities	56,710	-

Net increase in cash and cash equivalents	45,917	100
Cash and cash equivalents at beginning of year	100	-
Cash and cash equivalents at end of year	46,017	100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Hemp Naturals, Inc.
Notes to the financial statements

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at November 30, 2016 and November 30, 2015 were $46,017 and $100, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at November 30, 2016.

Basic Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The Company does not have any potentially dilutive instruments as of November 30, 2016 or 2015 and, thus, anti-dilution issues are not applicable.

Fair Value of Financial Instruments
The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.
ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

∙	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
∙
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

∙	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Share-Based Compensation

ASC 718, “Compensation – Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

The Company’s stock based compensation for year ended November 30, 2016 and for the period from November 13, 2015 (Inception) through November 30, 2015 was $0 and $1,220, respectively.

Note 3 – Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically reoccurring operating loss, no revenues to fund operations, and other adverse key financial ratios.

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital. There is no assurance that management's plan will be successful.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 4 – Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss carryforward of $50,698 which begins expiring in 2034. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the Company’s deferred tax assets and liabilities as of November 30, 2016 and November 30, 2015 after applying enacted corporate income tax rates of 34%, is a net operating loss carryforward of $17,237 with a full valuation allowance of $(17,237) which is a total deferred tax asset of $0 as of November 30, 2016 and operating loss carryforward of $4,868 and a valuation allowance of $(4,868) which is a total deferred tax asset of $0 as of November 30, 2015.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 5 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of November 30, 2016 and 2015 other than the below:

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

Note 6 – Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has no shares of preferred stock issued and outstanding as of November 30, 2016 and 2015.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 14,005,983 and 12,200,000 shares of common stock issued and outstanding as of November 30, 2016 and 2015; respectively.

On November 30, 2015, V Financial Group LLC was issued 200,000 shares of restricted common stock with a par value of $.0001 for services rendered to the Company. The fair value of the transaction is $20.00. Thomas DeNunzio is the controlling party for V Financial Group LLC.

On November 18, 2015 the Company issued 6,000,000 shares of restricted common stock to Levi Jacobson and 6,000,000 shares of restricted common stock to Maryna Bleier. The shares were issued in exchange for developing the Company’s business plan. The fair value of the shares issued as compensation was $0.0001 per share. The Company recorded 1,220 in stock based compensation.

In March 2016, a total of 1,803,983 shares of common stock at par value of $.0001 were sold to 37 investors for cash of $55,030.

The Company does not have any potentially dilutive instruments as of November 30, 2016 and 2015 and, thus, anti-dilution issues are not applicable.

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

Additional Paid In Capital

During the period ended November 30, 2015 our CEO paid a combined $10,100 in operating expenses which is recorded as additional paid in capital.

During the year ended November 30, 2016, our CEO contributed cash of $1,680 to the Company to pay for expenses and paid $2,599 in operating expenses on behalf of the Company which is recorded as additional paid in capital. Two shareholders also paid operating expenses on behalf of the Company totaling $850 which are recorded as additional paid in capital. Our Secretary provided rental space to the company totaling $25,000 for the 2016 fiscal year, which is recorded as additional paid in capital.

Note 7 – Related-Party Transactions

Contributed Capital

As of November 30, 2016, our CEO has provided the Company contributed capital in the form of cash and payment of expenses on behalf of the Company totaling $4,279, our Secretary has provided the Company contributed office space valued at $25,000 and two shareholders have provided the Company contributed capital totaling $850.

Office Space

At this time our office space is provided to us rent free by our Secretary Maryna Bleier which is accounted for as contribution of $5,000 monthly. Our office space is located at 16950 North Bay Road, Suite 1803 Sunny Isles Beach, Florida 33160. After July 1, 2028, the Company is obligated to pay $5,000 monthly.

Equity

On November 18, 2015 the Company issued 6,000,000 shares of restricted common stock to Levi Jacobson and 6,000,000 shares of restricted common stock to Maryna Bleier. The shares were issued in exchange for developing the Company’s business plan. The fair value of the shares issued as compensation was $0.0001 per share. The Company recorded 1,220 in stock based compensation.

Note 8 – Subsequent Events

In December 2016, the CEO and Secretary of the Company were compensated $20,000 and $15,000 respectively in cash for payment of future services.

Our Secretary contributed rental space to the Company at $5,000/month, which is recorded as additional paid in capital.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of November 30, 2016.

Management’s Annual Report on Internal Control over Financial Reporting

As of November 30, 2016, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and the principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

∙	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

∙
Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

∙	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Levi Jacobson, our President and sole director, who also serves as our principal executive officer, principal financial officer and principal accounting officer, Mr. Jacobson concluded that, as of November 30, 2016, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and sole director, who also serves as our principal executive officer, principal financial officer and principal accounting officer, in connection with the review of our financial statements as of November 30, 2016.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended November 30, 2016 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sole member of the Board of Directors of Hemp Naturals, Inc. serves until the next annual meeting of stockholders, or until his successors have been elected. The officers serves at the pleasure of the Board of Directors. The following table is the director and executive officers of Hemp Naturals, Inc.

Name	Age	Position
Levi Jacobson	24	Chief Executive Officer, Chief operations Officer, Chief Financial Officer, Chief Accounting Officer, Director
Maryna Bleier	29	Secretary

Levi Jacobson- Chief Executive Officer, Chief operations Officer, Chief Financial Officer, Chief Accounting Officer, Director

Mr. Jacobson studied business and economics at Touro College from 2010 to 2014, when he graduated. After graduation, Mr. Jacobson worked for Blue Car Enterprise as a Manager/Director specializing in sales and ad management until August 2015.

Maryna Bleier- Secretary

Mrs. Bleier graduated from the National Institute of Business in Ukraine with an International Business and Entrepreneurial Degree in 2008. From 2009 until 2014 Mrs. Bleier was self-employed as an importer of Ukrainian goods. The goods she has successfully imported into the United States have been distributed throughout the Country with a particular emphasis on Brighton Beach in Brooklyn.

Code of Ethics

Hemp Naturals, Inc. has not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations of the public entity in 2016.  Hemp Naturals, Inc. intends to adopt a code of ethics during calendar 2017.

Audit Committee Financial Expert

Hemp Naturals, Inc. does not have either an Audit Committee or a financial expert on the Board of Directors.   The Board of Directors believes that obtaining the services of an audit committee financial expert is not economically rational at this time in light of the costs  associated  with  identifying and retaining an individual  who  would  qualify  as  an audit committee financial  expert,  the limited scope of our operations and the  relative  simplicity  of our financial statements and accounting procedures .

Section 16(a)  Beneficial Ownership Reporting Compliance

Section   16(a)  of  the  Exchange  Act  requires  Hemp Naturals, Inc.'s  officers, directors and persons  who  own  more than ten percent of a registered class of our equity securities to file reports  of  ownership  and  changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation to furnish Hemp Naturals, Inc. with copies of all Section 16(a) forms they file.  During the year ended November 30, 2016, Hemp Naturals, Inc. believes that all such persons failed to file the reports required by Section 16(a) of the Exchange Act, including Forms 3, 4 and 5. Based on representations submitted by such people, Hemp Naturals, Inc. does not believe that such individuals purchased or sold any Hemp Naturals, Inc. Common Stock during 2016.

Item 11. EXECUTIVE COMPENSATION

Neither Mr. Jacobson nor Ms. Bleier is receiving any regular compensation, cash or otherwise, for their services until such times as revenues are forthcoming. Mr. Jacobson is the sole director. There is no option or non-cash compensation plan at this time. No amounts are paid or payable to the director for acting as such. In the year ended November 30, 2016, Hemp Naturals, Inc. had one board of directors meeting. No Board committees have been established. Due to the small size of Hemp Naturals, Inc.’s operations, the entire Board of Directors functions as the audit committee; Mr. Jacobson is not a “financial expert” as defined in Regulation S-K 407. We have no independent director.

The following table sets forth the compensation of the Company's sole executive officer for the years ended November 30, 2016 and 2015.

Name:	Fiscal Year:	Salary, Fees, Commissions ($):	Bonus ($):	Stock Awards ($):	Stock Options ($):	All Other Compensation ($):	Total ($):
Levi Jaconson CEO, Director	20152016	--	--	600-	--	--	6000
Maryna Bleier Secretary	20152016	--	--	600-	--	--	6000

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information relating to the beneficial ownership of Company common stock as of the date of this report by (i) each person known by Hemp Naturals, Inc. to be the beneficial owner of more than 5% of the outstanding shares of common stock, and (ii) each of Hemp Naturals, Inc. ' directors and executive officers. Unless otherwise noted below, Hemp Naturals, Inc. believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name	Common Stock	Percentage (1)

Levi Jacobson	6,000,000	42.8%
Maryna Bleier	6,000,000	42.8%
All officers and directors as a group (2 persons)	12,000,000	85.7%

(1)
Based on 14,005,983 shares issued and outstanding as of February 21, 2017.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 18, 2015 the Company issued 6,000,000 shares of restricted common stock to Levi Jacobson and 6,000,000 shares of restricted common stock to Maryna Bleier. The shares were issued in exchange for developing the Company’s business plan. The fair value of the shares issued as compensation was $0.0001 per share. The Company recorded 1,220 in stock based compensation.

Director Independence

Currently, the Company does not have any independent directors. Since the Company’s Common Stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

Under NASDAQ Listing Rule 5605(a)(2), an "independent director" is a "person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director."

We do not currently have a separately designated audit, nominating or compensation committee.  However, we do intend to comply with the independent director and committee composition requirements in the future.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the period covering the fiscal year ended November 30, 2016, our principal accounting firm MaloneBailey, LLP was paid $10,000 for audit and review fees. Audit fees to MaloneBailey, LLP were $2,500 for the period ended November 30, 2015.

No tax consultant or other fees were paid.

Audit Committees pre-approval policies and procedures

We do not have an audit committee.  Our engagement of Malone Bailey LLP as our independent registered public accounting firm was approved by the Board of Directors.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits.  The following exhibits of the Company are included herein.

3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
31.01	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. Filed herewith.
31.02	Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________ (1) Incorporated by reference to such exhibit as filed with the Company’s Form 1-A Offering Statement, file number 024-10523, filed on January 29, 2016.
All other Exhibits called for by Rule 601 of Regulation S-K are inapplicable to this filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMP NATURALS, INC.

Date: February 21, 2017	/s/ Levi Jacobson
Levi Jacobson, Chief Executive Officer, Chief Financial Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 21, 2017	/s/ Levi Jacobson
Levi Jacobson, Chief Executive Officer, Chief Financial Officer, and Director