Form 10-Q
period 2017-02-28
Hemp Naturals, Inc.
filed 2017-05-18
CIK 1664038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐▪No ⌧

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐▪No ⌧

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	⌧
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧▪No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 18, 2017, the Company had outstanding 14,005,983 shares of its common stock, par value $0.0001.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

HEMP NATURALS, INC.
BALANCE SHEETS
(Unaudited)

	February 28, 2017	November 30, 2016
ASSETS
Current Assets
Cash	4,652	46,017
Deposits	1,530	1,530
Inventory	-	999
Total Current Assets	6,182	48,546

TOTAL ASSETS	$6,182	$48,546

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued Expenses	515	2,765
Total Current Liabilities	515	2,765

TOTAL LIABILITIES	515	2,765

Stockholders’ Deficit
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of February 28, 2017 and November 30, 2016	-	-

Common stock , $.0001 par value, 500,000,000 shares authorized, 14,005,983 shares issued and outstanding as of February 28, 2017 and November 30, 2016, respectively	1,401	1,401
Additional Paid in Capital	120,228	95,078
Accumulated Deficit	(115,962)	(50,698)

Total Stockholders’ Deficit	$5,667	$45,781

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$6,182	$48,546

The accompanying notes are an integral part of these unaudited interim financial statements.

HEMP NATURALS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended February 28, 2017	Three Months Ended February 29, 2016
Revenues	$-	$-
Total Revenues	-	-
General & Administrative Expenses
Organization and Related Expenses	51,084	40
Professional fees	14,180	-
Total General & Administrative Expenses	65,264	40
Net Loss	$(65,264)	$(40)
Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	14,005,983	12,200,000

The accompanying notes are an integral part of these unaudited interim financial statements.

HEMP NATURALS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended February 28, 2017	Three Months Ended February 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(65,264)	$(40)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	25,150	3,099

Changes in current assets and liabilities:
Inventory	999	-
Accrued expenses	(2,250)	(3,099)

Net cash used in operating activities	(41,365)	(40)

Net decrease in cash and cash equivalents	(41,365)	(40)
Cash and cash equivalents at beginning of year	46,017	100
Cash and cash equivalents at end of year	4,652	60

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	-
Income taxes	$-	-

The accompanying notes are an integral part of these unaudited interim financial statements.

Hemp Naturals, Inc.
Notes to the financial statements
(Unaudited)

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's unaudited interim financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the unaudited interim financial statements. While the information presented in the accompanying interim financial statements for the three months ended February 29, 2017 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The accompanying unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements (and notes thereto) for the fiscal year ended November 30, 2016 included elsewhere in the Company’s Form 10K filed with the SEC on February 21, 2017. Operating results for the three months ended February 28, 2017 are not necessarily indicative of the results that can be expected for the year ending November 30, 2017.

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

●
Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
●
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
●
Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

Note 5 – Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has no shares of preferred stock issued and outstanding as of February 28, 2017 and November 30, 2016.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 14,005,983 shares of common stock issued and outstanding as of February 28, 2017 and November 30, 2016.

The Company does not have any potentially dilutive instruments as of February 28, 2017 and, thus, anti-dilution issues are not applicable.

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

Additional Paid In Capital

During the three months ended February 28, 2017, our CEO paid a combined $10,150 in operating expenses which is recorded as additional paid in capital. Our secretary provided rental space to the company totaling $15,000, which is recorded as additional paid in capital.

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

Note 6 – Related-Party Transactions

Contributed Capital

During the three months ending February 28, 2017, our CEO paid a combined $10,150 in operating expenses which is recorded as additional paid in capital. Our secretary had provided rental space to the company totaling $15,000 which is recorded as additional paid in capital.

Compensation

At three months ended February 28, 2017, the CEO and Secretary of the Company were compensated $20,000 and $15,000 respectively in cash for payment of current and future services. The compensation is considered earned on the date of the grant.

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

Overview

First Quarter Result of Operations

We have generated no revenue for the three months ended February 28, 2017 and 2016.

Expense Overview

Expenses for first quarter consisted of SG&A operating expenses.

General and Administrative

General and Administrative expenses mainly consist of organization and related expenses. General and Administrative expenses for the three months ended February 28, 2017 and February 29, 2016 were $65,264 and $40, respectively.

Net loss

Net loss for the three months ended February 28, 2017 and February 29, 2016 was $65,264 and $40, respectively.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents at the beginning of the three month period ended February 28, 2017 was $46,017 and decreased to $4,652 at the end of the period.

Operating Activities

Operating activities used $41,365 and $40 in cash for the three months ended February 28, 2017 and February 29, 2016, respectively. The decreases were due to net loss in the respective quarters.

Liabilities

Liabilities, consisting solely of accrued expenses, at the beginning of the three month period ended February 28, 2017 were $2,765 and decreased to $515 at the end of the period. The accrued expenses consisted primarily of professional fees. The Company maintained no other liabilities during this period.

Working Capital

Our working capital was $45,781 and $6,182 on November 30, 2016 and February 28, 2017, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of February 28, 2017 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Changes in Internal Control over Financial Reporting

During the quarter ended February 28, 2017, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (1)

(1)
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

HEMP NATURALS INC.

Dated: May 18, 2017	By:
Levi Jacobson
Chief Executive Officer, Chief Financial Officer, Director