Form 10-Q
period 2017-05-31
Hemp Naturals, Inc.
filed 2017-06-22
CIK 1664038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ⌧

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ⌧

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	⌧
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 22, 2017, the Company had outstanding 14,005,983 shares of its common stock, par value $0.0001.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

HEMP NATURALS, INC.
BALANCE SHEETS
(Unaudited)
	May 31, 2017	November 30, 2016
ASSETS
Current Assets
Cash	1,740	46,017
Deposits	1,530	1,530
Inventory	-	999
Total Current Assets	3,270	48,546

TOTAL ASSETS	$3,270	$48,546

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Expenses	765	2,765
Total Current Liabilities	765	2,765

TOTAL LIABILITIES	$765	$2,765

Stockholders’ Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of May 31, 2017 and November 30, 2016	-	-

Common stock , $.0001 par value, 500,000,000 shares authorized, 14,005,983 shares issued and outstanding as of May 31, 2017 and November 30, 2016, respectively	1,401	1,401
Additional Paid in Capital	136,763	95,078
Accumulated Deficit	(135,659)	(50,698)

Total Stockholders’ Equity	$2,505	$45,781

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,270	$48,546

The accompanying notes are an integral part of these unaudited interim financial statements .

HEMP NATURALS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 31, 2017	Three Months Ended May 31, 2016	Six Months Ended May 31, 2017	Six Months Ended May 31, 2016

Total Operating Expenses
Selling, General & Administrative Expenses	$19,697	$8,474	$84,961	$8,514
Total Operating Expenses	19,697	8,474	84,961	8,514

Net loss	$(19,697)	$(8,474)	$(84,961)	(8,514)
Net loss per common share- Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of common shares outstanding- Basic and diluted	14,005,983	13,684,644	14,005,983	12,946,378

The accompanying notes are an integral part of these unaudited interim financial statements.

HEMP NATURALS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended May 31, 2017	Six Months Ended May 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(84,961)	(8,514)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	41,685	3,449

Changes in current assets and liabilities:
Deposit	-	(1,530)
Accrued expenses	(2,000)	(3,099)
Inventory	999	(999)
Net cash used in operating activities	$(44,277)	(10,693)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from the sale of common stock	-	55,030
Contributions from related party	-	1,680
Net cash provided by financing activities	-	56,710

Net increase (decrease) in cash and cash equivalents	(44,277)	46,017
Cash and cash equivalents at beginning of year	46,017	100
Cash and cash equivalents at end of year	$1,740	46,117

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	-
Income taxes	$-	-

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's unaudited interim financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the unaudited interim financial statements. While the information presented in the accompanying interim financial statements for the three and six months ended May 31, 2017 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The accompanying unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements (and notes thereto) for the fiscal year ended November 30, 2016 included elsewhere in the Company’s Form 10K filed with the SEC on February 21, 2017. Operating results for the three and six months ended May 31, 2017 are not necessarily indicative of the results that can be expected for the year ending November 30, 2017.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Note 5 – Shareholder Equity

Additional Paid In Capital

During the six months ended May 31, 2017, our CEO paid a combined $11,685 in operating expenses which is recorded as additional paid in capital. Our secretary provided rental space to the company totaling $30,000, which is recorded as additional paid in capital.

Note 6 – Related-Party Transactions

Contributed Capital

During the six months ending May 31, 2017, our CEO paid a combined $11,685 in operating expenses which is recorded as additional paid in capital. Our secretary had provided rental space to the Company totaling $30,000 which is recorded as additional paid in capital.

Compensation

At six months ended May 31, 2017, the CEO and Secretary of the Company were compensated $20,000 and $16,020 respectively in cash for payment of current and future services. The compensation is considered fully earned on the date of the payment.

Office Space

The Company contracted the use of 3,000 square feet of space owned by our Secretary, Maryna Bleier, who has been and will be contributing the space, valued at $5,000 per month, to the Company as additional paid-in capital July 1, 2016 until July 1, 2028. Beginning July 1, 2028, the Company is obligated to pay $5,000 monthly for the use of their office space per the terms of the rental contract

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

For the three months ended May 31, 2017 and 2016.

We had no revenue in the three month periods ended May 31, 2017 and 2016.

Our operating expenses were $19,697 and $8,474 for the three months ended May 31, 2017 and 2016, respectively. Operating expenses were solely general and administrative in nature and consisted primarily of rent and professional fees. The increase in operating expenses is primarily attributable to increased rent and officer compensation expenses.

For the six months ended May 31, 2017 and 2016.

We had no revenue in the six month periods ended May 31, 2017 and 2016.

Our operating expenses were $84,961 and $8,514 for the six months ended May 31, 2017 and 2016, respectively. Operating expenses were solely general and administrative in nature and consisted primarily of organization and related expenses. The increase in operating expenses is primarily attributable to increased rent and officer compensation expenses.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents at the beginning of the six month period ended May 31, 2017 was $46,017 and decreased to $1,740 at the end of the period.

Operating Activities

Operating activities used $44,277 and $10,693 in cash for the six months ended May 31, 2017 and May 31, 2016, respectively. The increase in cash used was due to net loss in the respective periods.

Liabilities

Liabilities, consisting solely of accrued expenses, at the beginning of the six month period ended May 31, 2017 were $2,765 and decreased to $765 at the end of the period. The accrued expenses consisted primarily of professional fees. The Company maintained no other liabilities during this period.

Working Capital

Our working capital was $45,781 and $2,505 on November 30, 2016 and May 31, 2017, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of May 31, 2017 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Changes in Internal Control over Financial Reporting

During the six months ended May 31, 2017, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

HEMP NATURALS INC.

Dated: _____________, 2017	By:
Levi Jacobson
Chief Executive Officer, Chief Financial Officer, Director