Form 10-Q/A
period 2017-02-28
Hemp Naturals, Inc.
filed 2018-01-26
CIK 1664038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
  (Amendment No.1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐▪No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 18, 2017, the Company had outstanding 14,005,983 shares of its common stock, par value $0.0001.

 EXPLANATORY NOTE

Hemp Naturals, Inc files amended financials based on the error of incorrectly marking our shell status for this period.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMP NATURALS INC.

Dated: January 26, 2018	By:	/s/ Levi Jacobson
Levi Jacobson
Chief Executive Officer, Chief Financial Officer, Director