Form 10-Q/A
period 2017-05-31
Hemp Naturals, Inc.
filed 2018-01-26
CIK 1664038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
  (Amendment No. 1)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

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