Form 10-K
period 2017-11-30
Hemp Naturals, Inc.
filed 2018-08-08
CIK 1664038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 2017 was $81,830 based on the price at which our common stock was last sold, $0.03 per share, on October 19, 2017.

The number of shares outstanding of the issuer’s classes of Common Stock as of July 9, 2018 was 324,125,983.

HEMP NATURALS, INC.
FORM 10-K
For the Year Ended November 30, 2017

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

Our Business

Hemp Naturals, Inc. is an early stage company that plans to research, develop, acquire and sell products made of industrial hemp. While the company will have a wide range of products and supplementary goods to go with our primary line up, the focus will be, at least initially, upon rolling papers made out of industrial hemp. Currently our rolling papers are available to purchase in twenty-five retail establishments comprised of gas stations, convenience stores, tobacco shops and liquor stores. At the date of this filing, all sales have been at a promotional rate with no revenues realized by the Company. Our expectation is that the promotional phase of rolling paper sales will transition to profitable operations during the second or third quarter of the 2018 fiscal year. In the future, additional products may include, but not be limited to, hemp clothing, nutritional hemp health supplements, hemp shakes and/or foods, and beauty supply products with hemp as the key ingredient.

One of the keys to the success of our future business will be establishing positive and long lasting relationships with companies which manufacture products made out of industrial hemp. If we can acquire these products wholesale and at low prices, we will be able to subsequently resell them under the Hemp Naturals name to the general population at a significant profit. Currently, the Company is collaborating with one rolling papers wholesaler to develop a new design for and produce our product. We expect the newly designed product to be available to sell in the second or third quarter of the 2018 fiscal year.

The growing demand and need for hemp products gives us an ideal environment in which to enter the already competitive hemp industry. As the demand grows, and indeed as it has continued to grow steadily over the past several years, so too does the need for high quality goods. Through an aggressive marketing plan which will primarily utilize social media, but may also rely on print media, radio spots, and other as of yet unnamed methods, we aim to become the first retailer that enters an individual’s mind when they think of hemp goods. We have set up our company website, Hempofnaturals.com, and are currently working on setting up an additional website, RollingNaturals.com, to sell our product directly to consumers online.

There has been some controversy surrounding industrial hemp, due to the fact that it comes from the same plant as marijuana. Due to these concerns, and the illegal nature of the sale of marijuana in the majority of states within the United States, Hemp Naturals, Inc. plans to follow all federal regulations and statutes pertinent to the sale of hemp-based goods. Hemp Naturals does not intend to import or export any products containing THC. The U.S. Customs Service has a “zero tolerance standard” for the importation of industrial hemp, meaning that a product cannot have any potentially dangerous substances contained in it or it will be considered adulterated and unfit for human consumption, and thus illegal to possess or use per U.S. Federal Law. In 2001 the DEA elaborated on this and clarified that any product with any quantity of THC in it at all cannot be imported into the United States. Since no hemp based products containing THC are legally permitted in the United States these products are not allowed to be exported out of the United States either. Because of the strict laws that exist with the U.S. importation and exportation of industrial hemp products, our business could be adversely affected and even if our products contain no THC there exists the possibility that any hemp-based products could be deemed illegal if a change in law were to occur. There are no foreign countries, to our knowledge, that have laws which could negatively affect the importation or exportation of our hemp based products since they will not contain any THC.

Business Progress

To date, our operations have consisted of developing our website and producing, distributing and selling hemp-based rolling papers as promotion for the Company with the expectation of profitable operations in the next fiscal year.

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

Competition

The industry in which Hemp Naturals, Inc. competes is highly competitive. Many Companies offer hemp-based goods such as clothes, cosmetics, and foods and at competitive prices. As we are small and have very limited resources we may not be able to compete with our larger, better financed competitors. We may also not be able to offer our goods at as low of prices as our competitors, making it difficult to make sales and increase brand awareness. We will also be in competition with non-hemp-based products.

ITEM 1A.  RISK FACTORS

This item is inapplicable because we are a "smaller reporting company" as defined in Exchange Act Rule 12b-2.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

This item is inapplicable because we are a "smaller reporting company" as defined in Exchange Act Rule 12b-2.

ITEM 2.  PROPERTIES

We do not own any property. Our main office space is provided by our Secretary, Maryna Bleier at $5,000 per month which is accounted for as contributed capital. Additional office space has been contracted through May 7, 2024. The owners of this space have been compensated with common shares issued.

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

(b) Holders

As of July 9, 2018, there were 46 record holders of common stock.

(c) Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d) Equity Compensation Plans

None

(e) Company repurchases of common stock during the year ended November 30, 2017

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

On October 11, 2017 170,000 shares of common stock were sold to 1 purchaser at a purchase price of $0.03 per share for gross proceeds of $5,000.

On October 18, 2017 1,250,000 shares of common stock were sold to 1 purchaser at a purchase price of approximately $.03 per share for gross proceeds of $37,500.

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

Plan of Operations

We had a loss from operations for the year ended November 30, 2017 of $3,973,404 including professional fees of $146,244, share-based compensation of $3,600,000 and organization and related expenses of $227,180. This is compared to a loss of $36,379 for the year ended November 30, 2016, which included professional fees of $9,115 and organization and related expenses of $27,264. The increase in net loss is due to increases in professional fees, rent and compensation. We project we will continue to have losses from operations until such time as we have sales from operations.

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

Our activities have mostly been devoted to seeking capital and development of a business plan. Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start-up business, management's limited experience and limited funds. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. We have no bank line of credit available to us. Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to fully implement our business plan.

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

For the year ended November 30, 2017, the Company recorded a loss of $3,973,404 compared to a loss of $36,379 for the year ended November 30, 2016. The change in operating expenses is due to increased professional fees and increased organizational and related expenses, which consisted primarily of office rent expense and officer compensation. A total of 250,700,000 shares of common shares were issued as compensation for services rendered to the Company and prepayment for consulting and office rent. These shares were valued at the most recent sales price of $.03 per share.

For the year ended November 30, 2017, the Company used $164,292 cash in operating activities, compared to $10,793 used for the year ended November 30, 2016. The change in cash flow is due to increased operating expenses for the period.

For the year ended November 30, 2017, the Company financing activities provided $118,286, compared to $56,710 for the year ended November 30, 2016. The increase in 2017 was primarily due to an increase in issues of common stock for services rendered to the Company, as compared to the previous fiscal year.

	November 30, 2017	November 30, 2016
Cash	$11	$46,017

The decrease in cash of $46,006 since the end of fiscal year 2016 was due to increased expenses. There are no limitations on our ability to access our cash.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Hemp Naturals, Inc.
Sunny Isles Beach, Florida

We have audited the accompanying balance sheet of Hemp Naturals, Inc. (the “Company”) as of November 30, 2016, and the related statement of operations, changes in stockholders’ equity, and cash flows for the year ended November 30, 2016. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hemp Naturals, Inc. as of November 30, 2016, and the results of its operations and its cash flows for the year ended November 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

February 17, 2017
/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hemp Naturals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Hemp Naturals, Inc. (the Company) as of November 30, 2017, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2017 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis-of-a-matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements the Company has not generated any revenue since inception. For the year ended November 30, 2017, the Company had a net loss of $3,720,404 and an accumulated deficit of $4,034,102 as of November 30, 2017. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Paritz & Company, P.A.

We have served as the Company’s auditor since 2018.

Hackensack, New Jersey
August 7, 2018

HEMP NATURALS, INC.
BALANCE SHEETS

	November 30, 2017	November 30, 2016
ASSETS
Current Assets
Cash	$11	$46,017
Deposits	-	1,530
Inventory	-	999
Prepaid Expenses	3,720,725	-
Total Current Assets	3,720,736	48,586

TOTAL ASSETS	$3,720,736	$48,586

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Expenses	$9,074	$2,765
Total Current Liabilities	9,074	2,765

TOTAL LIABILITIES	9,074	2,765

Stockholders’ Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of November 30, 2017 and 2016	-	-

Common stock , $.0001 par value, 500,000,000 shares authorized, 266,125,983 and 14,005,983 and shares issued and outstanding as of November 30, 2017 and 2016, respectively	26,613	1,401
Additional Paid in Capital	7,709,151	95,078
Accumulated Deficit	(4,024,102)	(50,698)

Total Stockholders’ Equity	3,711,622	45,781

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,720,736	$48,586

The accompanying notes are an integral part of these financial statements.

HEMP NATURALS, INC.
STATEMENTS OF OPERATIONS

	For the year ended November 30, 2017	For the year ended November 30, 2016
Operating Expenses

General and Administrative	$3,973,404	$36,379
Total Operating Expenses	3,973,404	36,379
Loss Before Income Tax Provision	$(3,973,404)	$(36,379)
Income Tax Provision	-	-
Net Loss	$(3,973,404)	$(36,379)
Basic and Diluted Net loss Per Common Stock	$(0.09)	$(0.00)
Weighted average number of common stock outstanding – basic and diluted	45,180,120	13,476,181

The accompanying notes are an integral part of these financial statements.

Hemp Naturals, Inc.

Statements of Changes in Stockholder Equity
For the years ended November 30, 2017 and 2017

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder Equity (Deficit)

Balances, November 30, 2015	12,200,000	$1,220	$10,100	$(14,319)	$(2,999)

Proceeds from the sale of common shares	1,805,983	181	54,849	-	55,030
Cash contribution from related party	-	-	1,680	-	1,680
Contributed capital from related parties	-	-	28,449	-	28,449
Net Loss	-	-	-	(36,379)	(36,379)
Balances, November 30, 2016	14,005,983	1,401	95,078	(50,698)	45,781

Proceeds from the sale of common shares	1,420,000	142	42,358	-	42,500
Shares issued for services	250,700,000	25,070	7,495,930	-	7,521,000
Contributed capital from related parties	-	-	75,785	-	75,785
Net loss	-	-	-	(3,973,404)	(3,973,404)
Balances, November 30, 2017	266,125,983	$26,613	$7,709,151	$(4,024,103)	$3,711,662

The accompanying notes are an integral part of these financial statements.

HEMP NATURALS, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended November 30, 2017	For the Year Ended November 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,973,404)	$(36,379)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	-	28,449
Stock based compensation	3,800,275	-
Changes in current assets and liabilities:
Deposits	1,530	(1,530)
Inventory	999	(999)
Accrued expenses	6,308	(334)
Net cash used in operating activities	(164,292)	(10,793)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	42,500	55,030
Contributed capital from shareholder	75,786	1,680
Net cash provided by financing activities	118,286	56,710

Net increase/(decrease) in cash and cash equivalents	(46,006)	45,917
Cash and cash equivalents at beginning of year	46,017	100
Cash and cash equivalents at end of year	11	46,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIING ACTIVITIES:
Common stock issued recorded as prepaid expense	$3,900,000	$-

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Statement of Operations for fiscal year ended November 30, 2016, to consolidate professional fees with general and administrative expense. This change in classification does not affect previously reported net loss.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at November 30, 2017 and November 30, 2016 were $11 and $46,017, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at November 30, 2017.

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

The Company does not have any potentially dilutive instruments as of November 30, 2017 or 2016 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company’s stock based compensation for years ended November 30, 2017 and November 30, 2016 was $3,600,000 and $0, respectively.

Note 3 – Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception. For the year ended November 30, 2017, the Company has a net loss of $3,720,404 and an accumulated deficit of $4,024,102 at November 30, 2017. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. . At the date of this filing, management has spent several months focused on marketing, both online and at the retail level. The Company’s website has been developed and our rolling papers are available at a promotional rate at twenty-five retail operations, with no revenues realized by the Company to date. Our expectation is that the promotional phase of rolling paper sales will transition to profitable operations during the third or fourth quarter of the 2018 fiscal year, however there is no certainty regarding this. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 – Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has incurred a net operating loss carryforward of $4,024,102 which begins expiring in 2034. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the Company’s deferred tax assets are as follows:

	November 30,
	2017	2016
Deferred tax asset, generated from net operating loss	$1,368,195	$17,237
Valuation allowance	(1,368,195)	(17,237)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	34.0%	34.0%
Increase in valuation allowance	(34.0%)	(34.0%)
Effective income tax rate	0.0%	0.0%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. This legislation reduced the federal corporate tax rate from the previous 35% to 21%. Tax filings for the Company for the years 2015 and 2016 are available for examination by tax authorities.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 5 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of November 30, 2017 and 2016 other than the below:

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

Note 6 – Prepaid Expenses

The Company issued 130,000,000 shares of common stock as compensation for office rent and consulting services. The $3,720,725 in prepaid expenses consists of approximately $2,617,500 in prepaid consulting services and $1,103,225 in prepaid office rent.

Note 7 – Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has no shares of preferred stock issued and outstanding as of November 30, 2017 and 2016.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 266,125,983 and 14,005,983 shares of common stock issued and outstanding as of November 30, 2017 and 2016, respectively.

In March 2016, a total of 1,803,983 shares of common stock at par value of $.0001 were sold to 37 investors for cash of $55,030.

On October 11, 2017 170,000 shares of common stock were sold to 1 purchaser at a purchase price of $0.03 per share for gross proceeds of $5,000.

On October 18, 2017 1,250,000 shares of common stock were sold to 1 purchaser at a purchase price of $.03 per share for gross proceeds of $37,500, with $10,905 in cash received and $26,595 recorded as additional paid-in capital.

In the year ended November 30, 2017, 250,700,000 shares of common stock were issued to ten shareholders as compensation for office rent and various professional services, primarily business development.

The Company does not have any potentially dilutive instruments as of November 30, 2017 and 2016 and, thus, anti-dilution issues are not applicable.

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

During the year ended November 30, 2017, our CEO contributed cash of $6,976 to the Company to pay for expenses and paid $8,810 in operating expenses on behalf of the Company which is recorded as additional paid in capital. Our Secretary provided rental space to the company totaling $60,000 for the 2017 fiscal year, which is recorded as additional paid in capital.

Note 8 – Related-Party Transactions

Equity

On November 17, 2017, the Company issued 120,000,000 shares to our CEO as compensation for development of the business plan.

On November 17, 2017, the Company issued 45,000,000 shares to Blue Car Enterprise as compensation for a 2 year agreement to provide consulting to the Company. Blue Car Enterprise is an entity solely owned by our CEO.

Contributed Capital

As of November 30, 2017, our CEO has provided the Company contributed capital in the form of cash and payment of expenses on behalf of the Company totaling $15,786 and our Secretary has provided the Company contributed office space valued at $60,000.

As of November 30, 2016, our CEO has provided the Company contributed capital in the form of cash and payment of expenses on behalf of the Company totaling $4,279, our Secretary has provided the Company contributed office space valued at $25,000 and two shareholders have provided the Company contributed capital totaling $850.

Office Space

At this time our main office space is provided to us rent free by our Secretary Maryna Bleier which is accounted for as contribution of $5,000 monthly. Our main office space is located at 16950 North Bay Road, Suite 1803 Sunny Isles Beach, Florida 33160. After July 1, 2028, the Company is obligated to pay $5,000 monthly.

Note 9 – Subsequent Events

On January 10, 2018, the Company issued 29,000,000 shares of restricted common stock to a related party in exchange for consulting services for two years.

On January 14, 2018, the Company issued 29,000,000 shares of restricted common stock to a related party for services rendered to the Company.

On February 28, 2018, the Company issued a convertible redeemable note, payable in full in one year, to Adar Bays, LLC in the amount of $78,750 at 8% annual interest.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Previous independent registered public accounting firm

(i)
On March 14, 2018, Hemp Naturals, Inc., (the Company”) was notified that its independent registered public accounting firm, MaloneBailey, LLP, had resigned as its independent auditors.

(ii)
The reports of MaloneBailey, LLP on the Company's financial statements as of and for the fiscal years ended November 30, 2016 and 2015 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company ability to continue as a going concern.

(iii)
The Company's Board of Directors participated in and approved the decision to change independent registered public accounting firms.

(iv)
During the fiscal years ended November 30, 2016 and 2015 and through March 14, 2018, there have been no disagreements with MaloneBailey, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of MaloneBailey, LLP would have caused them to make reference thereto in connection with their report on the financial statements for such years.

(v)
The Company requested that MaloneBailey, LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of the letter provided by MaloneBailey, LLP was filed as Exhibit 16.1 to the Form 8-K filed with the SEC on March 20, 2018.

(b) New independent registered public accounting firm

(i)
On March 27, 2018 the Company engaged Paritz & Company, P.A. as its new independent registered public accounting firm. During the two most recent fiscal years and through March 14, 2018, the Company had not consulted with Morison Cogen LLP regarding any of the following:

(ii)
The application of accounting principles to a specific transaction, either completed or proposed;

(iii)
The type of audit opinion that might be rendered on the Company’s financial statements, and none of the following was provided to the Company: (a) a written report, or (b) oral advice that Paritz & Company, P.A. concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issue; or

(iv)
Any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of November 30, 2017.

Management’s Annual Report on Internal Control over Financial Reporting

As of November 30, 2017, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and the principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

●
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

●
Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Levi Jacobson, our President and sole director, who also serves as our principal executive officer, principal financial officer and principal accounting officer, Mr. Jacobson concluded that, as of November 30, 2017, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and sole director, who also serves as our principal executive officer, principal financial officer and principal accounting officer, in connection with the review of our financial statements as of November 30, 2017.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended November 30, 2017 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position
Levi Jacobson	25	Chief Executive Officer, Chief operations Officer, Chief Financial Officer, Chief Accounting Officer, Director
Maryna Bleier	30	Secretary

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

Code of Ethics

Hemp Naturals, Inc. has not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations of the public entity in 2017.  Hemp Naturals, Inc. intends to adopt a code of ethics during calendar year 2018.

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

Section 16(a)  Beneficial Ownership Reporting Compliance

Section   16(a)  of  the  Exchange  Act  requires  Hemp Naturals, Inc.'s  officers, directors and persons  who  own  more than ten percent of a registered class of our equity securities to file reports  of  ownership  and  changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation to furnish Hemp Naturals, Inc. with copies of all Section 16(a) forms they file.  During the year ended November 30, 2017, Hemp Naturals, Inc. believes that all such persons failed to file the reports required by Section 16(a) of the Exchange Act, including Forms 3, 4 and 5. Based on representations submitted by such people, Hemp Naturals, Inc. does not believe that such individuals purchased or sold any Hemp Naturals, Inc. Common Stock during 2017.

Item 11. EXECUTIVE COMPENSATION

Officer compensation for the year ended November 30, 2017 totaled $42,520. The CEO, Levi Jacobson, was paid $23,235 and the Secretary, Maryna Bleier, was paid $19,285, as compared to the year ended November 30, 2016 when neither Mr. Jacobson nor Ms. Bleier received compensation, cash or otherwise. These payments to the officers were made with cash available from sales of common shares. In addition, our CEO received 120,000,000 shares of common stock at $.03 as compensation for work performed for the Company. Due to the current lack of product sales, Mr. Jacobson and Ms. Bleier are not receiving any regular compensation, cash or otherwise, for their services until such times as revenues are forthcoming. Mr. Jacobson is the sole director. There is no option or non-cash compensation plan at this time. No amounts are paid or payable to the director for acting as such. In the year ended November 30, 2017, Hemp Naturals, Inc. had no board of directors meetings. In the year ended November 30, 2016, the Company had one board of directors meeting. No Board committees have been established. Due to the small size of Hemp Naturals, Inc.’s operations, the entire Board of Directors functions as the audit committee; Mr. Jacobson is not a “financial expert” as defined in Regulation S-K 407. We have no independent director.

The following table sets forth the compensation of the Company's sole executive officer for the years ended November 30, 2017 and 2016.

Name:	Fiscal Year:	Salary, Fees, Commissions ($):	Bonus ($):	Stock Awards ($):	Stock Options ($):	All Other Compensation ($):	Total ($):
Levi Jacobson	2017	--	--	$3,600,000	--	25,235	37,235
CEO, Director	2016	--	--	--	--	--	--
Maryna Bleier	2017	--	--	--	--	19,285	19,285
Secretary	2016	--	--	--	--	--	--

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

Name	Common Stock	Percentage (1)
Levi Jacobson	126,000,000	47.35%
Maryna Bleier	6,000,000	2.25%
All officers and directors as a group (2 persons)	132,000,000	49.60%
Mazel Property Enterprise	40,000,000	15.03%
Blue Car Enterprise	45,000,000	16.90%
Jewish Enrichment Center	45,000,000	16.90%

(1) Based on 266,125,983 shares issued and outstanding as of November 30, 2017.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 18, 2015 the Company issued 6,000,000 shares of restricted common stock to Levi Jacobson and 6,000,000 shares of restricted common stock to Maryna Bleier. The shares were issued in exchange for developing the Company’s business plan. The fair value of the shares issued as compensation was $0.0001 per share. The Company recorded 1,220 in stock based compensation. On November 17, 2017 the Company issued 120,000,000 shares of restricted common stock to Mr. Jacobson as compensation for developing the business plan. The fair value of the shares issued as compensation was $0.03 per share. The Company recorded $3,600,000 in stock based compensation. On November 17, 2017, the Company issued 45,000,000 shares to Blue Car Enterprise as compensation for a 2 year agreement to provide consulting to the Company. Blue Car Enterprise is an entity solely owned by our CEO. The fair value of the shares issued as compensation was $0.03 per share. $1,323,750 was posted as prepaid consulting and $26,250 was recorded as consulting fees.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the period covering the fiscal year ended November 30, 2016, our former principal accounting firm MaloneBailey, LLP was paid $10,000 for audit and review fees. Review fees to MaloneBailey, LLP were $6,605 for the period ended November 30, 2017. We were billed $6,000 by Paritz & Company P.A. for the audit of our financial statements for the year ending November 30, 2017.

No tax consultant or other fees were paid.

Audit Committees pre-approval policies and procedures

We do not have an audit committee.  Our engagement of Pariz & Co., P.A. as our independent registered public accounting firm was approved by the Board of Directors.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits.  The following exhibits of the Company are included herein.

3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
31.01	Certification Pursuant to Rule 13a-14(a)/15d-14(a) Certifications Section 302 of the Sarbanes-Oxly Act of 2002. Filed herewith.
31.02	Certification Pursuant to Rule 13a-14(a)/15d-14(a) Certifications Section 302 of the Sarbanes-Oxly Act of 2002. Filed herewith.
32.01	Certificate pursuant to section 18 U.S.C. Pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.02	Certificate pursuant to section 18 U.S.C. Pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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