Form 10-Q
period 2018-02-28
Hemp Naturals, Inc.
filed 2018-08-17
CIK 1664038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2018

Commission File No:

HEMP NATURALS, INC.
(Exact Name of Registrant As Specified In Its Charter)

Delaware	47-5604166
(State or other jurisdiction of incorporation or organization)	IRS I.D.

16950 North Bay Road, Suite 1803 Sunny Isles Beach, Florida 33160	(47) 301-8431
(Address of principal executive offices)	(Issuer’s telephone number)

(347) 301-8431
(Name, address and telephone number of agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐▪No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐▪No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐▪No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 7, 2018, the Company had outstanding 324,125,983 shares of its common stock, par value $0.0001.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

HEMP NATURALS, INC.
BALANCE SHEETS
(Unaudited)

	February 28, 2018	November 30, 2017
ASSETS
Current Assets
Cash	$3,549	$11
Prepaid Expenses	14,183,146	3,720,725

Total Current Assets	14,186,695	3,720,736

TOTAL ASSETS	$14,186,695	$3,720,736

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued Expenses	8,709	9,074
Total Current Liabilities	8,709	9,074

TOTAL LIABILITIES	8,709	9,074

Stockholders’ Deficit
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of February 28, 2018 and November 30, 2017	-	-

Common stock , $.0001 par value, 500,000,000 shares authorized, 324,125,983 and 266,125,983 shares issued and outstanding as of February 28, 2018 and November 30, 2017, respectively	32,413	26,613
Additional Paid in Capital	19,328,443	7,709,151
Accumulated Deficit	(5,182,870)	(4,024,102)

Total Stockholders’ Deficit	$14,177,986	$3,711,662

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$14,186,695	$3,720,736

The accompanying notes are an integral part of these unaudited interim financial statements.

HEMP NATURALS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended February 28, 2018	For the three months ended February 28, 2017
Operating Expenses

General and Administrative	$1,158,767	$65,264
Total Operating Expenses	1,158,767	65,264
Loss Before Income Tax Provision	$(1,158,767)	$(65,264)
Income Tax Provision	-	-
Net Loss	$(1,158,767)	$(65,264)
Basic and Diluted Net loss Per Common Stock	$(0.00)	$(0.00)
Weighted average number of common stock outstanding – basic and diluted	295,770,427	14,005,983

The accompanying notes are an integral part of these unaudited interim financial statements.

HEMP NATURALS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended February 28, 2018	For the Three Months Ended February 28,2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,158,767)	$(65,264)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	19,991	25,150
Stock based compensation	1,137,579	-
Changes in current assets and liabilities:
Inventory	-	999
Accrued expenses	(365)	(2,250)
Net cash used in operating activities	(1,562)	(41,365)

CASH FLOWS FROM FINANCING ACTIVITIES

Contributed capital from shareholder	5,100	-
Net cash provided by financing activities	5,100	-

Net increase/(decrease) in cash and cash equivalents	3,538	(41,365)
Cash and cash equivalents at beginning of year	11	46,017
Cash and cash equivalents at end of year	3,549	4,652

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIING ACTIVITIES:
Common stock issued recorded as prepaid expense	$11,600,000	$-

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's unaudited interim financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the unaudited interim financial statements. While the information presented in the accompanying interim financial statements for the three months ended February 28, 2018 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The accompanying unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements (and notes thereto) for the fiscal year ended November 30, 2017 included elsewhere in the Company’s Form 10K filed with the SEC on August 8, 2018. Operating results for the three months ended February 28, 2018 are not necessarily indicative of the results that can be expected for the year ending November 30, 2018. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K for the most recent fiscal year, as filed with the Securities and Exchange Commission on August 8, 2018, have been omitted.
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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital until such time as revenue is sufficient to cover expenses. There is no assurance that management's plan will be successful.

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

 Note 5 – Prepaid Expenses

The Company issued 58,000,000 shares of common stock as compensation for consulting services. . The fair value of the shares issued as compensation was $0.20 per share. $10,842,778 was posted as prepaid consulting and $757,222 was recorded as consulting fees.

Note 6 – Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has no shares of preferred stock issued and outstanding as of February 28, 2018 and November 30, 2017.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 324,125,983 and 266,125,983 shares of common stock issued and outstanding as of February 28, 2018 and November 30, 2017, respectively.

On January 14, 2018 29,000,000 common shares were issued to Blue Car Enterprise, an entity controlled by our CEO, as compensation for a two year agreement to provide consulting to the Company.

On January 10, 2018 29,000,000 common shares were issued to the Elad National Properties, a shareholder, as compensation for a two year agreement to provide consulting to the Company.

The Company does not have any potentially dilutive instruments as of February 28, 2018 and, thus, anti-dilution issues are not applicable.

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

Additional Paid In Capital

During the three months ended February 28, 2018, our CEO paid a combined $3,591 in operating expenses which is recorded as additional paid in capital. Our secretary provided rental space to the company totaling $15,000, which is recorded as additional paid in capital. A shareholder paid operating expenses of $1,500 and another shareholder advanced $5,000 to the Company. These contributions from the two shareholders are posted as additional paid in capital as there is no expectation of repayment.

Note 7 – Related-Party Transactions

Contributed Capital

During the three months ended February 28, 2018, our CEO paid a combined $3,591 in operating expenses which is recorded as additional paid in capital. Our secretary provided rental space to the company totaling $15,000, which is recorded as additional paid in capital. A shareholder paid operating expenses of $1,500 and another shareholder advanced $5,000 to the Company. These contributions from the two shareholders are posted as additional paid in capital as there is no expectation of repayment.

Equity

On January 14, 2018 29,000,000 common shares were issued to Blue Car Enterprise, an entity controlled by our CEO, as compensation for a two year agreement to provide consulting to the Company.

On January 10, 2018 29,000,000 common shares were issued to the Elad National Properties, a shareholder, as compensation for a two year agreement to provide consulting to the Company.

Office Space

At this time our office space is provided to us rent free by our Secretary Maryna Bleier which is accounted for as contribution of $5,000 monthly. Our office space is located at 16950 North Bay Road, Suite 1803 Sunny Isles Beach, Florida 33160. After July 1, 2028, the Company is obligated to pay $5,000 monthly.

Note 9 – Subsequent Events

On March 6, 2018, the Company issued a convertible redeemable note, payable in full in one year, to Adar Bays, LLC in the amount of $78,750 at 8% annual interest.

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

Overview

First Quarter Result of Operations

We have generated no revenue for the three months ended February 28, 2018 and 2017.

Expense Overview

Expenses for first quarter consisted of SG&A operating expenses.

General and Administrative

General and Administrative expenses mainly consist of organization and related expenses in 2017 and professional fees in 2018. General and Administrative expenses for the three months ended February 28, 2018 and February 28, 2017 were $1,158,767 and $65,264, respectively.

Net loss

Net loss for the three months ended February 28, 2018 and February 28, 2017 was $1,158,767 and $65,264, respectively.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents at the beginning of the three month period ended February 28, 2017 was $11 and increased to $3,549 at the end of the period.

Operating Activities

Operating activities used $1,562 and $41,365 in cash for the three months ended February 28, 2018 and February 28, 2017, respectively. The decreases were due to net loss in the respective quarters.

Liabilities

Liabilities, consisting solely of accrued expenses, at the beginning of the three month period ended February 28, 2018 were $9,074 and decreased to $8,709 at the end of the period. The accrued expenses consisted primarily of professional fees. The Company maintained no other liabilities during this period.

Working Capital

Our working capital was $3,711,662 and $14,177,986 on November 30, 2017 and February 28, 2018, respectively.

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

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital until such time as revenue is sufficient to cover expenses. At the date of this filing, management has spent several months focused on marketing, both online and at the retail level. The Company’s website has been developed and our rolling papers are available at a promotional rate at twenty-five retail operations, with no revenues realized by the Company to date. Our expectation is that the promotional phase of rolling paper sales will transition to profitable operations during the third or fourth quarter of the 2018 fiscal year, however there is no certainty regarding this.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of February 28, 2018 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Changes in Internal Control over Financial Reporting

During the quarter ended February 28, 2018, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (1)

(1)
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