Form 10-Q
period 2018-05-31
Hemp Naturals, Inc.
filed 2018-09-25
CIK 1664038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2018

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

Large accelerated filer ☐ Smaller reporting company ☒	Accelerated filer ☐ Emerging growth company ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

HEMP NATURALS, INC.
BALANCE SHEETS
(Unaudited)
	May 31, 2018	November 30, 2017
ASSETS
Current Assets
Cash	$16,444	$11
Prepaid Expenses	12,352,789	3,720,725

Total Current Assets	12,369,233	3,720,736

TOTAL ASSETS	$12,369,233	$3,720,736

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Derivative Liability	171,598	-
Convertible Note Payable, net of debt discount of $59,062	19,688	-
Accrued Expenses	7,203	9,074
Total Current Liabilities	198,489	9,074

TOTAL LIABILITIES	198,489	9,074

Stockholders’ Deficit
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of May 31, 2018 and November 30, 2017	-	-

Common stock , $.0001 par value, 500,000,000 shares authorized, 324,125,983 and 266,125,983 shares issued and outstanding as of May 31, 2018 and November 30, 2017, respectively	32,413	26,613
Additional Paid in Capital	19,344,393	7,709,151
Accumulated Deficit	(7,206,062)	(4,024,102)

Total Stockholders’ Deficit	$12,170,744	$3,711,662

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$12,369,233	$3,720,736

The accompanying notes are an integral part of these unaudited interim financial statements.

HEMP NATURALS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended May 31, 2018	For the Three Months Ended May 31, 2017	For the Six Months Ended May 31, 2018	For the Six Months Ended May 31, 2017

Operating Expenses
General & Administrative Expenses	$1,910,656	$19,697	$3,069,424	$84,961
Total Operating Expenses	1,910,656	19,697	3,069,424	84,961

Other Expenses:
Interest Expense	72,117	-	72,117	-
Loss on Change of Fair Value of Derivative Liability	40,419	-	40,419	-
Total Other Expenses	112,536	-	112,536	-

Loss Before Income Tax Provision	$(2,023,192)	$(19,697)	$(3,181,960)	$(84,961)
Income Tax Provision	-	-	-	-
Net loss	$(2,023,192)	$(19,697)	$(3,181,960)	(84,961)

Basic and Diluted Net Loss Per Common Stock	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding- basic and diluted	324,125,983	14,005,983	310,104,005	14,005,983

The accompanying notes are an integral part of these unaudited interim financial statements.

HEMP NATURALS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended May 31, 2018	For the Six Months Ended May 31,2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,181,960)	$(84,961)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	35,941	41,685
Stock based compensation	2,967,937	-
Loss on Change of Fair Value of Derivative Liability	40,419	-
Non-Cash Interest Expense	72,117	-
Changes in current assets and liabilities:
Inventory	-	999
Accrued expenses	(1,871)	(2,000)
Net cash used in operating activities	(67,417)	(44,277)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Convertible Note Payable	78,750	-
Contributed capital from shareholder	5,100	-
Net cash provided by financing activities	83,850	-

Net increase/(decrease) in cash and cash equivalents	16,433	(44,277)
Cash and cash equivalents at beginning of period	11	46,017
Cash and cash equivalents at end of period	16,444	1,740

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIING ACTIVITIES:
Common stock issued recorded as prepaid expense	$11,600,000	$-

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's unaudited interim financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the unaudited interim financial statements. While the information presented in the accompanying interim financial statements for the six months ended May 31, 2018 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The accompanying unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements (and notes thereto) for the fiscal year ended November 30, 2017 included elsewhere in the Company’s Form 10K filed with the SEC on August 8, 2018. Operating results for the six months ended May 31, 2018 are not necessarily indicative of the results that can be expected for the year ending November 30, 2018. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K for the most recent fiscal year, as filed with the Securities and Exchange Commission on August 8, 2018, have been omitted.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses

Related Parties

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

Note 5 – Prepaid Expenses

During the six months ended May 31, 2018, the Company issued 58,000,000 shares of common stock as compensation for consulting services. The fair value of the shares issued as compensation was $0.20 per share.

Note 6 – Convertible Note Payable

On February 28, 2018, the Company entered into a share purchase agreement with third party Adar Bays LLC (“Adar”) in which the Company sold a promissory note to Adar at 8% annual interest and convertible to discounted shares at 55% discount. The one year promissory note was purchased March 6, 2018. As of May 31, 2018, the convertible note payable, derivative liability and accumulated interest totaled $192,861.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, payables to related parties, and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs:

	March 6, 2018	May 31, 2018
Annual dividend yield	-	-
Expected life (years)	1.75
Risk-free interest rate	2.00%	2.16%
Expected volatility	219.0%	243.0%

	Fair Value Measurements at
	May 31, 2018
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities			171,598
Total			$171,598

Derivative Liabilities

The embedded conversion features of the above convertible notes payable and warrants contain discounted conversion prices and should be recognized as derivative instruments. Such embedded conversion features should be bifurcated and accounted for at fair value. As of the year ended November 30, 2017 and the period ended May 31, 2018, the Company had a derivative liability balance of $0 and $171,598, respectively. The Company uses the Black-Scholes option-pricing model to calculate derivate liability.

Fair Value of Embedded Derivative Liabilities:

November 30, 2017	$-
Addition	131,179
Converted	-
Change in Fair Market Value	-
Changes in fair value of derivative liabilities	40,419
As of May 31, 2018	$171,598

Note 7 – Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has no shares of preferred stock issued and outstanding as of May 31, 2018 and November 30, 2017.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 324,125,983 and 266,125,983 shares of common stock issued and outstanding as of May 31, 2018 and November 30, 2017, respectively.

On January 14, 2018 29,000,000 common shares were issued to an entity controlled by our CEO as compensation for a two year agreement to provide consulting to the Company.

On January 10, 2018 29,000,000 common shares were issued to a shareholder as compensation for a two year agreement to provide consulting to the Company.

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

Additional Paid In Capital

During the six months ended May 31, 2018, our CEO paid a combined $4,541 in operating expenses which is recorded as additional paid in capital. Our secretary provided rental space to the company totaling $30,000, which is recorded as additional paid in capital. A shareholder paid operating expenses of $1,500 and another shareholder advanced $5,000 to the Company. These contributions from the two shareholders are posted as additional paid in capital as there is no expectation of repayment.

Note 8 – Related-Party Transactions

Contributed Capital

During the six months ended May 31, 2018, our CEO paid a combined $4,541 in operating expenses which is recorded as additional paid in capital. Our secretary provided rental space to the company totaling $30,000, which is recorded as additional paid in capital. A shareholder paid operating expenses of $1,500 and another shareholder advanced $5,000 to the Company. These contributions from the two shareholders are posted as additional paid in capital as there is no expectation of repayment.

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

Note 9 – Subsequent Events

After May 31, 2018, our CEO paid expenses on behalf of the Company totaling $1,300.

On July 6, 2018, the Board of Directors resolved to increase the total number of authorized shares. The total number of shares of capital stock which the Corporation shall have authority to issue is: one billion two hundred twenty million (1,220,000,000). These shares shall be divided into two classes with one billion two hundred million (1,200,000,000) shares designated as common stock at $.0001 par value and twenty million (20,000,000) shares designated as preferred stock at $.0001 par value.

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

Overview

Result of Operations

We have generated no revenue for the three and six months ended May 31, 2018 and 2017.

Expense Overview

Expenses for the three and six months ended May 31, 2018 and May 31, 2017 consisted of SG&A operating expenses.

General and Administrative

General and Administrative expenses mainly consisted of organization and related expenses in 2017 and professional fees in 2018. General and Administrative expenses for the three months ended May 31, 2018 and May 31, 2017 were $2,023,192 and $19,697, respectively. General and Administrative expenses for the six months ended May 31, 2018 and May 31, 2017 were $3,181,960 and $84,961, respectively.

Net loss

Net loss for the three months ended May 31, 2018 and May 31, 2017 was $2,023,192 and $19,697, respectively. Net loss for the six months ended May 31, 2018 and May 31, 2017 was $3,181,960 and $84,961, respectively.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents at the beginning of the six month period ended May 31, 2018 was $11 and increased to $16,444 at the end of the period.

Operating Activities

Operating activities used $181,528 and $44,277 in cash for the six months ended May 31, 2018 and May 31, 2017, respectively. The decreases were due to net loss in the respective quarters.

Liabilities

Liabilities, consisting of accrued expenses and a convertible note payable, at the beginning of the six month period ended May 31, 2018 were $9,074 and increased to $198,489 at the end of the period. The increase was primarily due to the sale of the convertible note payable, the allowance for the value of the derivative liability due to the conversion share discount, and accumulated interest (See Note 6).

Working Capital

Our working capital was $3,711,662 and $12,170,744 on November 30, 2017 and May 31, 2018, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of May 31, 2018 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Changes in Internal Control over Financial Reporting

During the six months ended May 31, 2018, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (1)

(1)
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
Levi Jacobson
Chief Executive Officer, Chief Financial Officer, Director