Form 10-Q
period 2018-08-31
Hemp Naturals, Inc.
filed 2018-10-12
CIK 1664038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☒	Emerging growth company ☒	(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐▪No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 9, 2018, the Company had outstanding 324,125,983 shares of its common stock, par value $0.0001.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HEMP NATURALS, INC.

BALANCE SHEETS

(Unaudited)

	August 31, 2018	November 30, 2017
ASSETS
Current Assets
Cash	$7,775	$11
Prepaid Expenses	10,522,432	3,720,725

Total Current Assets	10,530,207	3,720,736

TOTAL ASSETS	$10,530,207	$3,720,736

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Derivative Liability	131,531	—
Convertible Note Payable, net of debt discount of $39,374	39,376	—
Accrued Expenses	11,278	9,074
Total Current Liabilities	182,185	9,074

TOTAL LIABILITIES	182,185	9,074

Stockholders’ Deficit
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of August 31, 2018 and November 30, 2017	—	—

Common stock , $.0001 par value, 1,200,000,000 shares authorized, 324,125,983 and 266,125,983 shares issued and outstanding as of August 31, 2018 and November 30, 2017, respectively	32,413	26,613
Additional Paid in Capital	19,360,693	7,709,151
Accumulated Deficit	(9,045,084)	(4,024,102)

Total Stockholders’ Deficit	$10,348,022	$3,711,662

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$10,530,207	$3,720,736

The accompanying notes are an integral part of these unaudited interim financial statements.

HEMP NATURALS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended August 31, 2018	For the Three Months Ended August 31, 2017	For the Nine Months Ended August 31, 2018	For the Nine Months Ended August 31, 2017

Operating Expenses
General & Administrative Expenses	$1,857,826	$19,754	$4,925,674	$104,715
Total Operating Expenses	1,857,826	19,754	4,925,674	104,715

Other Income(Expenses):
Interest Expense	(21,263)	—	(94,955)	—
Gain(Loss) on Change of Fair Value of Derivative Liability	40,067	—	(352)	—
Total Other Income(Expenses)	18,804	—	(95,307)	—

Loss Before Income Tax Provision	$(1,839,022)	$(19,754)	$(5,020,981)	$(104,715)
Income Tax Provision	—	—	—	—
Net loss	$(1,839,022)	$(19,754)	$(5,020,981)	(104,715)

Basic and Diluted Net Loss Per Common Stock	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding- basic and diluted	324,125,983	14,005,983	314,812,114	14,005,983

The accompanying notes are an integral part of these unaudited interim financial statements.

HEMP NATURALS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended August 31, 2018	For the Nine Months Ended August 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,020,981)	$(104,715)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	52,241	59,711
Stock based compensation	4,798,294	—
Loss on Change of Fair Value of Derivative Liability	352	—
Non-Cash Interest Expense	94,955	—
Changes in current assets and liabilities:
Inventory	—	999
Accrued expenses	(946)	(2,000)
Net cash used in operating activities	(76,086)	(46,005)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Convertible Note Payable	78,750	—
Contributed capital from shareholder	5,100	—
Net cash provided by financing activities	83,850	—

Net increase/(decrease) in cash and cash equivalents	7,764	(46,005)
Cash and cash equivalents at beginning of period	11	46,017
Cash and cash equivalents at end of period	7,775	12

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued recorded as prepaid expense	$11,600,000	$—

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's unaudited interim financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the unaudited interim financial statements. While the information presented in the accompanying interim financial statements for the nine months ended August 31, 2018 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The accompanying unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements (and notes thereto) for the fiscal year ended November 30, 2017 included elsewhere in the Company’s Form 10K filed with the SEC on August 8, 2018. Operating results for the nine months ended August 31, 2018 are not necessarily indicative of the results that can be expected for the year ending November 30, 2018. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K for the most recent fiscal year, as filed with the Securities and Exchange Commission on August 8, 2018, have been omitted.

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

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses

Related Parties

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

 Note 5 – Prepaid Expenses

During the nine months ended August 31, 2018, the Company issued 58,000,000 shares of common stock as compensation for consulting services. The fair value of the shares issued as compensation was $0.20 per share.

Note 6 – Convertible Note Payable

On February 28, 2018, the Company entered into a share purchase agreement with third party Adar Bays LLC (“Adar”) in which the Company sold a promissory note to Adar at 8% annual interest and convertible to discounted shares at 55% discount. The one year promissory note was purchased March 6, 2018. As of August 31, 2018, the convertible note payable, derivative liability and accumulated interest totaled $174,057.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs:

	March 6, 2018	August 31, 2018
Annual dividend yield	—	—
Expected life (years)	1.5
Risk-free interest rate	2.00%	2.38%
Expected volatility	219.0%	255.0%

	Fair Value Measurements at
	August 31, 2018
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities			131,531
Total			$131,531

Derivative Liabilities

The embedded conversion features of the above convertible notes payable and warrants contain discounted conversion prices and should be recognized as derivative instruments. Such embedded conversion features should be bifurcated and accounted for at fair value. As of November 30, 2017 and August 31, 2018, the Company had a derivative liability balance of $0 and $131,531, respectively. The Company uses the Black-Scholes option-pricing model to calculate derivate liability.

Fair Value of Embedded Derivative Liabilities:

November 30, 2017	$-
Addition	131,179
Converted	-
Change in Fair Market Value	-
Changes in fair value of derivative liabilities	352
As of August 31, 2018	$131,531

Note 7 – Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has no shares of preferred stock issued and outstanding as of August 31, 2018 and November 30, 2017.

Common Stock

The authorized common stock of the Company consists of 1,200,000,000 shares with a par value of $0.0001. There were 324,125,983 and 266,125,983 shares of common stock issued and outstanding as of August 31, 2018 and November 30, 2017, respectively.

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

Additional Paid In Capital

During the nine months ended August 31, 2018, our CEO paid a combined $5,841 in operating expenses which is recorded as additional paid in capital. Our secretary provided rental space to the company totaling $45,000, which is recorded as additional paid in capital. A shareholder paid operating expenses of $1,500 and another shareholder advanced $5,000 to the Company. These contributions from the two shareholders are posted as additional paid in capital as there is no expectation of repayment.

Note 8 – Related-Party Transactions

Contributed Capital

During the nine months ended August 31, 2018, our CEO paid a combined $5,841 in operating expenses which is recorded as additional paid in capital. Our secretary provided rental space to the company totaling $45,000, which is recorded as additional paid in capital. A shareholder paid operating expenses of $1,500 and another shareholder advanced $5,000 to the Company. These contributions from the two shareholders are posted as additional paid in capital as there is no expectation of repayment.

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

Overview

Result of Operations

We have generated no revenue for the three and nine months ended August 31, 2018 and 2017.

Expense Overview

Expenses for the three and nine months ended August 31, 2018 and August 31, 2017 consisted of SG&A operating expenses.

General and Administrative

General and Administrative expenses mainly consisted of organization and related expenses in 2017 and professional fees in 2018. General and Administrative expenses for the three months ended August 31, 2018 and August 31, 2017 were $1,857,826 and $19,754, respectively. General and Administrative expenses for the nine months ended August 31, 2018 and August 31, 2017 were $4,925,674 and $104,715, respectively.

Operating loss

Operating loss for the three months ended August 31, 2018 and August 31, 2017 was $1,857,826 and $19,754, respectively. Operating loss for the nine months ended August 31, 2018 and August 31, 2017 was $4,925,674 and $104,715, respectively.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents at the beginning of the nine month period ended August 31, 2018 was $11 and increased to $7,775 at the end of the period.

Operating Activities

Operating activities used $76,086 and $46,005 in cash for the nine months ended August 31, 2018 and August 31, 2017, respectively. The decreases were due to net loss in the respective periods.

Liabilities

Liabilities, consisting of accrued expenses and a convertible note payable, at the beginning of the nine month period ended August 31, 2018 were $9,074 and increased to $182,185 at the end of the period. The increase was primarily due to the sale of the convertible note payable, the allowance for the value of the derivative liability due to the conversion share discount, and accumulated interest (See Note 6).

Working Capital

Our working capital was $3,711,662 and $10,348,022 on November 30, 2017 and August 31, 2018, respectively.

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

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital until such time as revenue is sufficient to cover expenses. At the date of this filing, management has spent several months focused on marketing, both online and at the retail level. The Company’s website has been developed and our rolling papers are available at a promotional rate at twenty-five retail operations, with no revenues realized by the Company to date. Our expectation is that the promotional phase of rolling paper sales will transition to profitable operations during the fourth quarter of the 2018 fiscal year, however there is no certainty regarding this.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of August 31, 2018 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Changes in Internal Control over Financial Reporting

During the nine months ended August 31, 2018, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “ smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (1)

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

HEMP NATURALS INC.

Dated: October 12, 2018	By:	/s/ Levi Jacobson
Levi Jacobson
Chief Executive Officer, Chief Financial Officer, Director

