Form 10-K
period 2018-11-30
Hemp Naturals, Inc.
filed 2019-03-15
CIK 1664038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 2018 was $1,698,302 based on the price at which our common stock was last sold, $0.25 per share, on November 30, 2018.

The number of shares outstanding of the issuer’s classes of Common Stock as of March 8,, 2019 was 329,463,216.

1

HEMP NATURALS, INC.

FORM 10-K

For the Year Ended November 30, 2018

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

Our Business

Hemp Naturals, Inc. is an early stage company that plans to research, develop, acquire and sell products made of industrial hemp. While the company will have a wide range of products and supplementary goods to go with our primary line up, the focus will be, at least initially, upon rolling papers made out of industrial hemp. Currently our rolling papers are available to purchase in twenty-five retail establishments comprised of gas stations, convenience stores, tobacco shops and liquor stores. At the date of this filing, all transactions have been at a promotional rate with no revenues realized by the Company. The Company’s purchases of rolling papers were recorded as advertising and promotion expense. Our expectation is that the promotional phase of rolling paper sales will transition to profitable operations during the next fiscal year. In the future, additional products may include, but not be limited to, hemp clothing, nutritional hemp health supplements, hemp shakes and/or foods, and beauty supply products with hemp as the key ingredient.

One of the keys to the success of our future business will be establishing positive and long lasting relationships with companies which manufacture products made out of industrial hemp. If we can acquire these products wholesale and at low prices, we will be able to subsequently resell them under the Hemp Naturals name to the general population at a significant profit. Currently, the Company is collaborating with one rolling papers wholesaler to develop a new design for and produce our product. We expect the newly designed product to be available to sell in the next fiscal year.

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

Business Progress

To date, our operations have consisted of developing our website and producing and distributing hemp-based rolling papers as promotion for the Company with the expectation of profitable operations in the next fiscal year.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market information and issuance of unregistered securities

Currently the Company’s shares are traded on the OTC exchange as HPMM.

(b) Holders

As of January 16, 2019, there were 57 record holders of common stock.

(c) Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d) Equity Compensation Plans

None

(e) Company repurchases of common stock during the year ended November 30, 2018

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

On October 5, 2018 400,000 shares of common stock were sold to 2 purchasers at a purchase price of approximately $.03 per share for gross proceeds of $20,000.

On November 13, 2018 50,000 shares of common stock were sold to 1 purchaser at a purchase price of approximately $.08 per share for gross proceeds of $4,000.

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

Results of Operations

We had a loss from operations for the year ended November 30, 2018 of $5,754,945 including professional fees of $5,386,285, and organization and related expenses of $368,660. This is compared to an operating loss of $3,973,404 for the year ended November 30, 2017, which included professional fees of $146,244, share-based compensation of $3,600,000 and organization and related expenses of $227,180. The increase in net loss is due to increases in professional fees, rent and compensation. We project we will continue to have losses from operations until such time as we have sales from operations.

To provide cash for our operations, the Company has issued convertible promissory notes to several purchasers and has conducted private sales of shares of the Company’s common stock.

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

Our future operating results are subject to many facilities, including:

•	Our success in developing new hemp-based products;

•	The success of marketing and distributing those products;

•	Our ability to obtain additional financing; and

•	Other risks which we identify in future filings with the SEC.

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

Liquidity and Capital Resources

Our accountants have issued, in their audit report, a going concern opinion reflecting a conclusion that our operations may not be able to continue because of a lack of financial resources. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception. For the year ended November 30, 2018, the Company has a net loss of $6,497,319 and an accumulated deficit of $10,521,422 at November 30, 2018. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. . At the date of this filing, management has spent several months focused on marketing, both online and at the retail level. The Company’s website has been developed Our expectation is that the promotional phase of rolling paper sales will transition to profitable operations during the next fiscal year, however there is no certainty regarding this. In the meantime, we plan to raise money in the next fiscal years by issuing convertible notes and privately selling shares of common stock. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the year ended November 30, 2018, the Company recorded a net loss of $6,497,319 compared to net a loss of $3,973,404 for the year ended November 30, 2017. The change in operating expenses is due to increased professional fees, inventory purchases and increased organizational and related expenses, which consisted primarily of office rent expense and compensation. During the year ended November 30, 2017, a total of 250,700,000 shares of common shares were issued as compensation for services rendered to the Company and prepayment for consulting and office rent. These shares were valued at the most recent sales price of $.03 per share. During the year ended November 30, 2018, a total of 58,000,000 shares of common stock were issued as compensation for prepayment for consulting. These share were valued at the most recent sales price of $.155 per share.

For the year ended November 30, 2018, the Company used $207,112 in cash in operating activities, compared to $164,292 used for the year ended November 30, 2017. The change in cash flow is due to increased operating expenses for the period.

For the year ended November 30, 2018, the Company financing activities provided $305,350 in cash, compared to $118,286 for the year ended November 30, 2017. The increase in 2018 was primarily due to an increase convertible notes sold by the Company.

	November 30, 2018	November 30, 2017
Cash	$98,248	$11

The increase in cash of $98,237 since the end of fiscal year 2017 was due to increased sales of convertible notes. There are no limitations on our ability to access our cash.

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

Hackensack, New Jersey
August 7, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hemp Naturals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Hemp Naturals, Inc. (the Company) as of November 30, 2018, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis-of-a-matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements the Company has not generated any revenue since inception. For the year ended November 30, 2018, the Company had a net loss of $6,497,319 and an accumulated deficit of $10,521,422 as of November 30, 2018. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2018.

Hackensack, New Jersey
March 15, 2019

HEMP NATURALS, INC.

BALANCE SHEETS

	November 30, 2018	November 30, 2017
ASSETS
Current Assets
Cash	$98,248	$11
Other Receivable	4,525	—
Inventory	11,141	—
Prepaid Expenses	7,231,200	3,720,725
Total Current Assets	7,345,115	3,720,736

TOTAL ASSETS	$7,345,115	$3,720,736

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Derivative Liability	$915,878	$—
Convertible Notes Payable, net of debt discount of $210,001	73,020	—
Accrued Expenses	25,806	9,074
Total Current Liabilities	1,014,704	9,074

TOTAL LIABILITIES	1,014,704	9,074

Stockholders’ Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of November 30, 2018 and 2017	—	—

Common stock, $.0001 par value, 500,000,000 shares authorized, 324,739,783 and 266,125,983 shares issued and outstanding as of November 30, 2018 and 2017, respectively	32,474	26,613
Subscription Receivable	(4,000)	—
Additional Paid in Capital	16,823,358	7,709,151
Accumulated Deficit	(10,521,422)	(4,024,102)

Total Stockholders’ Equity	6,330,411	3,711,622

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$7,345,115	$3,720,736

The accompanying notes are an integral part of these financial statements.

HEMP NATURALS, INC.

STATEMENTS OF OPERATIONS

	For the year ended November 30, 2018	For the year ended November 30, 2017
Revenue	$—	$—

Operating Expenses
General and Administrative	5,754,945	3,973,404
Total Operating Expenses	5,754,945	3,973,404

Loss from Operations	$(5,754,945)	$(3,973,404)

Other Income(Expenses):
Interest Expense	(469,374)	—
Loss on Extinguishment of Debt	(1,561)	—
Loss on Change of Fair Value of Derivative Liability	(271,439)	—
Total Other Expenses	(742,374)	—
Loss Before Income Tax Provision	$(6,497,319)	$(3,973,404)
Income Tax Provision	—	—
Net Loss	$(6,497,319)	$(3,973404)
Basic and Diluted Net loss Per Common Stock	$(0.02)	$(0.09)
Weighted average number of common stock outstanding – basic and diluted	317,223,367	45,180,120

The accompanying notes are an integral part of these financial statements.

Hemp Naturals, Inc.

Statements of Changes in Stockholder Equity

For the years ended November 30, 2018 and 2017

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Subscription Receivable	Total Stockholder Equity (Deficit)

Balance, November 30, 2016	14,005,983	$1,401	$95,078	$(50,698)	$—	$45,781

Proceeds from the sale of common shares	1,420,000	142	42,358	—		42,500
Shares issued for services	250,700,000	25,070	7,495,930	—		7,521,000
Contributed capital from related parties	—	—	75,785	—		75,785
Net Loss	—	—	—	(3,973,404)		(3,973,404)
Balance, November 30, 2017	266,125,983	$26,613	$7,709,151	$(4,024,103)	$—	$3,711,662

Proceeds from the sale of common shares	450,000	45	23,955	—	(4,000)	20,000
Issuance of common stock upon conversion of convertible debt	163,800	16	33,710	—	—	33,726
Shares issued for services	58,000,000	5,800	8,984,200	—	—	8,990,000
Contributed capital from related parties	—	—	72,341	—	—	72,341
Net loss	—	—	—	(6,497,319)	—	(6,497,319)
Balance, November 30, 2018	324,739,783	$32,474	$16,823,358	$(10,521,422)	$(4,000)	$6,330,411

The accompanying notes are an integral part of these financial statements.

HEMP NATURALS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended November 30, 2018	For the Year Ended November 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,497,319)	$(3,973,404)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	67,241	—
Stock based compensation	5,479,526	3,800,275
Loss on change of fair value of derivative liability	271,439	—
Loss on conversion of debt	1,561	—
Non-cash interest expense	469,374	—
Changes in current assets and liabilities:
Deposits	—	1,530
Inventory	(15,666)	999
Accrued expenses	16,732	6,308
Net cash used in operating activities	(207,112)	(164,292)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	20,000	42,500
Proceeds from convertible notes payable	280,250	—
Contributed capital from shareholder	5,100	75,786
Net cash provided by financing activities	305,350	118,286

Net increase/(decrease) in cash and cash equivalents	98,237	(46,006)
Cash and cash equivalents at beginning of year	11	46,017
Cash and cash equivalents at end of year	98,248	11

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued recorded as prepaid expense	$8,990,000	$3,900,000

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

 Inventories

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out ("FIFO") method, and are valued at the lower of cost or realizable value. This valuation requires Hemp Naturals, Inc. to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at November 30, 2018 and November 30, 201 were $98,248 and $11, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at November 30, 2018.

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

The Company does not have any potentially dilutive instruments as of November 30, 2018 or 2017 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments, when it has been determined that the embedded conversion options should not be bifurcated from their host instruments, as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception. For the year ended November 30, 2018, the Company has a net loss of $6,497,319 and an accumulated deficit of $10,521,422 at November 30, 2018. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. . At the date of this filing, management has spent several months focused on marketing, both online and at the retail level. The Company’s website has been developed Our expectation is that the promotional phase of rolling paper sales will transition to profitable operations during the next fiscal year, however there is no certainty regarding this. In the meantime, we plan to raise money in the next fiscal years by issuing convertible notes and privately selling shares of common stock. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 – Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has incurred a net operating loss carryforward of $10,521,422 which begins expiring in 2034. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the Company’s deferred tax assets are as follows:

	November 30,
	2018	2017
Deferred tax asset, generated from net operating loss	$2,209,499	$1,368,195
Valuation allowance	(2,209,499)	(1,368,195)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%	34.0%
Increase in valuation allowance	(21.0%)	(34.0%)
Effective income tax rate	0.0%	0.0%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. This legislation reduced the federal corporate tax rate from the previous 35% to 21%. Tax filings for the Company for the years 2015 through 2017 are available for examination by tax authorities.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 5 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of November 30, 2018 and 2017 other than the below:

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

Note 6 – Prepaid Expenses

During the year ended November 30, 2017, the Company issued 130,000,000 shares of common stock as compensation for office rent and consulting services.

During the year ended November 30, 2018, the Company issued 58,000,000 shares of common stock as compensation for consulting services. The $7,231,200 in prepaid expenses consists of approximately $6,299,403 in prepaid consulting services and $931,797 in prepaid office rent.

The above transactions were originally recorded as prepaid expenses and are being amortized over the life of each respective contract for services.

Note 7 – Convertible Notes Payable

On February 28, 2018, the Company entered into a share purchase agreement with third party Adar Bays LLC (“Adar”) in which the Company issued a $78,750 promissory note to Adar at 8% annual interest and convertible into shares of the Company’s common stock at a conversion price equal to a 55% discount based on the lowest trading price for the previous twenty days. The one year promissory note was purchased March 6, 2018. On October 8, 2018, $10,000 of the principal of the loan was converted to 163,800 shares of common stock at a conversion price per share of $.06105.

On October 1, 2018, the Company entered into a share purchase agreement with third party Power Up Lending LLC (“Power Up”) in which the Company sold a $65,000 promissory note to Power Up at 12% annual interest and convertible into shares of the Company’s common stock at a conversion price equal to a 61% discount based on the lowest trading price for the previous twenty days. The one year promissory note was purchased October 4, 2018.

On October 18, 2018, the Company entered into a share purchase agreement with third party Power Up Lending LLC (“Power Up”) in which the Company sold a $78,000 promissory note to Power Up at 12% annual interest and convertible into shares of the Company’s common stock at a conversion price equal to a 55% discount based on the lowest trading price for the previous twenty days. The one year promissory note was purchased October 22, 2018.

On November 8, 2018, the Company entered into a share purchase agreement with third party Bellridge Capital LP (“Bellridge”) in which the Company sold a $65,000 promissory note to Bellridge with a $6,500 original issue discount, at 12% annual interest and convertible into shares of the Company’s common stock at a conversion price equal to a 55% discount based on the lowest trading price for the previous twenty days. The one year promissory note was purchased November 14, 2018.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company used Level 3 inputs for its valuation methodology for the conversion option liability for in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs:

ADAR BAYS LLC

	March 6, 2018	November 30, 2018
Annual dividend yield	—	—
Expected life (years)	1	.25
Risk-free interest rate	2.00%	2.6%
Expected volatility	219.0%	971.0%

POWER UP LENDING LLC

	October 1, 2018	November 30, 2018
Annual dividend yield	—	—
Expected life (years)	1	.84
Risk-free interest rate	2.53%	2.6%
Expected volatility	967.0%	971.0%

POWER UP LENDING LLC

	October 18, 2018	November 30, 2018
Annual dividend yield	—	—
Expected life (years)	1	.89
Risk-free interest rate	2.58%	2.6%
Expected volatility	968.0%	971.0%

BELLRIDGE CAPITAL LP

	November 14, 2018	November 30, 2018
Annual dividend yield	—	—
Expected life (years)	1	.96
Risk-free interest rate	2.62%	2.6%
Expected volatility	969.0%	971.0%

	Fair Value Measurements at
	November 30, 2018
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities			915,878
Total			$915,878

Derivative Liabilities

The embedded conversion features of the above convertible notes payable and warrants contain discounted conversion prices and should be recognized as derivative instruments. Such embedded conversion features should be bifurcated and accounted for at fair value. As of November 30, 2017 and November 30, 2018, the Company had a derivative liability balance of $0 and $915,878, respectively. The Company uses the Black-Scholes option-pricing model to calculate derivate liability.

Fair Value of Embedded Derivative Liabilities:

November 30, 2017	$—
Addition	670,523
Converted	(26,084)
Changes in fair value recorded to operations	271,439
As of November 30, 2018	$915,878

Note 8 – Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has no shares of preferred stock issued and outstanding as of November 30, 2018 and 2017.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 324,739,783 and 266,125,983 shares of common stock issued and outstanding as of November 30, 2018 and 2017, respectively.

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

In the year ended November 30, 2018, 58,000,000 shares of common stock were issued to two shareholders as compensation for consulting services, 450,000 shares of common stock were sold to three shareholders, for proceeds of $20,000, and 163,800 shares of common stock were issued for the conversion of a convertible note payable.

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

During the year ended November 30, 2018, our CEO paid $5,841 in operating expenses on behalf of the Company which is recorded as additional paid in capital. Our Secretary provided rental space to the Company totaling $60,000 for the 2018 fiscal year, which is recorded as additional paid in capital.

Note 9 – Related-Party Transactions

Equity

On November 17, 2017, the Company issued 120,000,000 shares to our CEO as compensation for development of the business plan.

On November 17, 2017, the Company issued 45,000,000 shares to Blue Car Enterprise as compensation for a 2 year agreement to provide consulting to the Company. Blue Car Enterprise is an entity solely owned by our CEO.

On January 14 2018, the Company issued 29,000,000 additional shares to Blue Car Enterprise as compensation for a 2 year agreement to provide consulting to the Company.

Contributed Capital

As of November 30, 2018, our CEO has provided the Company contributed capital in the form of payment of expenses on behalf of the Company totaling $5,841 and our Secretary has provided the Company contributed office space valued at $60,000.

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

Note 10 – Subsequent Events

In December 2018, Adar Bays, LLC converted the remaining convertible loan balance of $68, 750 to 1,115,433 common shares in the Company.

Subsequent to the fiscal year end, the Company sold eight convertible notes totaling $418,500. For three of these notes, the Company issued a total of 168,000 shares of the Company’s common stock.

Subsequent to the fiscal year end, the Company sold 3,440,000 shares of common stock at $.05 per share to five purchasers.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Previous independent registered public accounting firm

(i)	On March 14, 2018, Hemp Naturals, Inc., (the Company”) was notified that its independent registered public accounting firm, MaloneBailey, LLP, had resigned as its independent auditors.

(ii)	The reports of MaloneBailey, LLP on the Company's financial statements as of and for the fiscal years ended November 30, 2016 and 2015 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company ability to continue as a going concern.

(iii)	The Company's Board of Directors participated in and approved the decision to change independent registered public accounting firms.

(iv)	During the fiscal years ended November 30, 2016 and 2015 and through March 14, 2018, there have been no disagreements with MaloneBailey, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of MaloneBailey, LLP would have caused them to make reference thereto in connection with their report on the financial statements for such years.

(v)	The Company requested that MaloneBailey, LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of the letter provided by MaloneBailey, LLP was filed as Exhibit 16.1 to the Form 8-K filed with the SEC on March 20, 2018

(b) New independent registered public accounting firm

(i)	On March 27, 2018 the Company engaged Paritz & Company, P.A. as its new independent registered public accounting firm. During the two most recent fiscal years and through March 14, 2018, the Company had not consulted with Parits & Company, P.A. regarding any of the following:

(ii)	The application of accounting principles to a specific transaction, either completed or proposed;

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

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of November 30, 2018.

Management’s Annual Report on Internal Control over Financial Reporting

As of November 30, 2018, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and the principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Levi Jacobson, our President and sole director, who also serves as our principal executive officer, principal financial officer and principal accounting officer, Mr. Jacobson concluded that, as of November 30, 2018, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and sole director, who also serves as our principal executive officer, principal financial officer and principal accounting officer, in connection with the review of our financial statements as of November 30, 2018.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended November 30, 2018 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position
Levi Jacobson	26	Chief Executive Officer, Chief operations Officer, Chief Financial Officer, Chief Accounting Officer, Director
Maryna Bleier	31	Secretary

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

Code of Ethics

Hemp Naturals, Inc. has not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations of the public entity in 2017.  Hemp Naturals, Inc. intends to adopt a code of ethics during calendar year 2019.

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

Section 16(a)  Beneficial Ownership Reporting Compliance

Section   16(a)  of  the  Exchange  Act  requires  Hemp Naturals, Inc.'s  officers, directors and persons  who  own  more than ten percent of a registered class of our equity securities to file reports  of  ownership  and  changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation to furnish Hemp Naturals, Inc. with copies of all Section 16(a) forms they file.  During the year ended November 30, 2017, Hemp Naturals, Inc. believes that all such persons failed to file the reports required by Section 16(a) of the Exchange Act, including Forms 3, 4 and 5. Based on representations submitted by such people, Hemp Naturals, Inc. does not believe that such individuals purchased or sold any Hemp Naturals, Inc. Common Stock during 2018.

ITEM 11. EXECUTIVE COMPENSATION

Officer compensation for the year ended November 30, 2018 totaled $65,500. The CEO, Levi Jacobson, was paid $65,500 and the Secretary, Maryna Bleier, was paid $0, as compared to the year ended November 30, 2017 when the CEO was paid $23,235 and the Secretary was paid $19,285. These payments to the officers were made with cash available from sales of common shares and convertible notes. In addition, in November 2017, our CEO received 120,000,000 shares of common stock at $.03 as compensation for work performed for the Company. Due to the current lack of product sales, Mr. Jacobson and Ms. Bleier are not receiving any regular compensation, cash or otherwise, for their services until such times as revenues are forthcoming. Mr. Jacobson is the sole director. There is no option or non-cash compensation plan at this time. No amounts are paid or payable to the director for acting as such. In the year ended November 30, 2018, Hemp Naturals, Inc. had ___ board of directors meetings. In the year ended November 30, 2017, the Company had no board of directors meetings. No Board committees have been established. Due to the small size of Hemp Naturals, Inc.’s operations, the entire Board of Directors functions as the audit committee; Mr. Jacobson is not a “financial expert” as defined in Regulation S-K 407. We have no independent director.

The following table sets forth the compensation of the Company's sole executive officer for the years ended November 30, 2018 and 2017.

Name:	Fiscal Year:	Salary, Fees, Commissions ($):	Bonus ($):	Stock Awards ($):	Stock Options ($):	All Other Compensation ($):	Total ($):
Levi Jacobson CEO, Director	2018	--	--	-	--	65,500	65,500
	2017	--	--	$3,600,000	--	25,235	37,235
Maryna Bleier Secretary	2018	--	--	--	--	-	-
	2017	--	--	--	--	19,285	19,285

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

Name	Common Stock	Percentage (1)
Levi Jacobson	126,000,000	38.80%
Maryna Bleier	6,000,000	1.84%
All officers and directors as a group (2 persons)	132,000,000	40.64%
Mazel Property Enterprise	34,477,778	10.62%
Blue Car Enterprise	74,000,000	22.79%
Jewish Enrichment Center	45,000,000	13.86%
Elad National Properties	29,000,000	8.93%

(1) Based on 324,739,783 shares issued and outstanding as of November 30, 2018.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that we paid or accrued for audit and other services for fiscal years 2018 and 2017.

	2018	2017
Audit Fees	$25,700	$6,000
Tax Fees	-	-
Total	$25,700	$6,000

Audit Fees

The amounts set forth opposite “Audit Fees” above reflect the aggregate fees billed or billable by Prager Metis CPA’s LLC (“Prager”) and Paritz & Company, P.A. (“Paritz”).

Prager had provided professional services for the audit of our fiscal 2018 annual financial statements.

Paritz had provided professional services for the audit of our fiscal 2017 annual financial statements and for the review of the financial statements included in our quarterly reports as well as review of our responses to the SEC.

No tax consultant or other fees were paid.

Audit Committees pre-approval policies and procedures

We do not have an audit committee.  Our engagement of Pariz & Co., P.A. as our independent registered public accounting firm was approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits.  The following exhibits of the Company are included herein.

3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002. Filed herewith.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

HEMP NATURALS, INC.

Date: March 15, 2019	/s/ Levi Jacobson
Levi Jacobson, Chief Executive Officer, Chief Financial Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2019	/s/ Levi Jacobson
Levi Jacobson, Chief Executive Officer, Chief Financial Officer, and Director

